Form 10-Q
period 2005-06-30
NEXITY FINANCIAL CORP
filed 2005-08-15
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

NEXITY FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	63-0523669
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Blue Lake Drive Suite 330 Birmingham, AL	35243
(Address of principal executive offices)	(Zip Code)

(205) 298- 6391

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of August 11, 2005 was 27,814,430.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,		December 31,
	2005	2004	2004
	(Unaudited)
ASSETS
Cash and due from banks	$2,880,469	$3,363,745	$1,581,296
Interest-bearing deposits in other banks	10,861,340	12,200,701	10,676,569
Federal funds sold	5,303,892	2,584,204	2,832,526
Investment securities available-for-sale, at fair value	203,211,422	195,961,953	200,658,859

Loans, net of unearned income	446,496,100	345,389,366	387,503,339
Allowance for loan losses	(5,563,292)	(4,372,642)	(4,911,819)

Net loans	440,932,808	341,016,724	382,591,520

Premises and equipment, net of accumulated depreciation	739,222	884,964	840,316
Deferred tax asset	2,240,746	3,295,030	1,605,616
Intangible assets	910,655	910,655	910,655
Other assets	11,317,538	9,219,666	9,068,311

Total assets	$678,398,092	$569,437,642	$610,765,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$2,775,987	$1,715,411	$3,319,315
NOW and money market accounts	230,834,253	234,878,077	223,317,888
Time deposits $100,000 and over	80,153,750	52,683,034	61,476,666
Other time and savings deposits	198,324,597	141,042,747	168,577,473

Total deposits	512,088,587	430,319,269	456,691,342

Federal funds purchased and securities sold under agreements to repurchase	6,119,000	0	7,264,000
Long-term borrowings	103,000,000	91,750,000	95,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	6,586,532	4,016,595	3,880,020

Total liabilities	640,166,119	538,457,864	575,207,362

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2005 and 2004	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding - 27,809,430 in 2005, 27,763,986 at June 30, 2004 and 27,764,986 at December 31, 2004	278,094	277,640	277,650
Surplus	36,204,880	36,133,835	36,134,825
Retained earnings (deficit)	1,087,877	(3,341,833)	(1,197,254)
Accumulated other comprehensive income (loss)	661,122	(2,089,864)	343,085

Total stockholders’ equity	38,231,973	30,979,778	35,558,306

Total liabilities and stockholders’ equity	$678,398,092	$569,437,642	$610,765,668

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$12,955,733	$9,069,213	$7,133,086	$4,496,380
Interest on taxable investment securities	4,569,663	4,126,572	2,295,994	2,177,299
Interest on federal funds sold	240,224	72,662	171,423	37,394
Other interest income	75,477	52,533	39,296	28,801

Total interest income	17,841,097	13,320,980	9,639,799	6,739,874

INTEREST EXPENSE:
Interest on deposits	6,564,312	3,873,061	3,733,800	1,989,440
Interest on short-term borrowings	63,581	5,175	25,505	174
Interest on long-term borrowings	1,534,042	1,342,242	789,126	687,109
Interest on subordinated debentures	353,697	439,790	185,540	227,450

Total interest expense	8,515,632	5,660,268	4,733,971	2,904,173

Net interest income	9,325,465	7,660,712	4,905,828	3,835,701
Provision for loan losses	745,000	495,000	660,000	190,000

Net interest income after provision for loan losses	8,580,465	7,165,712	4,245,828	3,645,701

NONINTEREST INCOME:
Service charges on deposit accounts	38,684	23,846	19,756	12,397
Commissions and fees	133,441	192,183	69,202	87,039
Gains on sales of investment securities	468,351	129,172	468,351	31,950
Brokerage and investment services income	375,275	521,791	191,611	275,367
Other operating income	148,312	74,611	71,438	61,335

Total noninterest income	1,164,063	941,603	820,358	468,088

NONINTEREST EXPENSE:
Salaries and employee benefits	4,123,850	3,153,324	2,131,132	1,559,936
Net occupancy expense	265,282	246,949	134,955	124,740
Equipment expense	320,172	330,011	150,674	167,258
Other operating expense	1,831,271	1,850,371	942,284	989,334

Total noninterest expense	6,540,575	5,580,655	3,359,045	2,841,268

Income before income taxes	3,203,953	2,526,660	1,707,141	1,272,521
Provision for income taxes	918,822	(703,767)	358,822	(902,707)

Net income	$2,285,131	$3,230,427	$1,348,319	$2,175,228

Net income per share - basic	$0.08	$0.12	$0.05	$0.08

Net income per share - diluted	$0.08	$0.11	$0.04	$0.07

Weighted average common shares outstanding - basic	27,797,428	27,763,986	27,809,137	27,763,986

Weighted average common shares outstanding - diluted	30,212,132	29,942,994	30,217,325	29,942,994

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$2,285,131	$3,230,427
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(69,777)	(12,822)
Depreciation and amortization	262,162	294,606
Provision for loan losses	745,000	495,000
Gain on sales of investment securities available-for-sale	468,351	129,172
Gain on sales of premises and equipment	(3,581)	0
Change in other assets	(2,304,183)	(297,168)
Change in deferred tax asset	(635,130)	(2,629,030)
Change in other liabilities	2,332,944	3,326,076
Change in deferred tax liability	186,784	(436,631)

Net cash provided by operating activities	3,267,701	4,099,630

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(34,624,731)	(46,671,267)
Proceeds from sales of investment securities available-for-sale	4,335,304	4,883,721
Proceeds from maturities of investment securities available-for-sale	27,843,111	17,223,995
Net increase in loans	(59,086,288)	(21,555,053)
Purchase of cash surrender value life insurance	0	(5,000,000)
Capital expenditures	(102,531)	(99,896)

Net cash used for investing activities	(61,635,135)	(51,218,500)

Cash flows from financing activities:
Net change in deposits	55,397,245	42,064,052
Net change in short-term borrowings	(1,145,000)	(5,000,000)
Net change in long-term borrowings	8,000,000	5,000,000
Proceeds from issuance of common stock	70,499	0
Net change in subordinated debentures	0	3,072,000

Net cash provided by financing activities	62,322,744	45,136,052

Net change in cash and cash equivalents	3,955,310	(1,982,818)
Cash and cash equivalents at January 1	15,090,391	20,131,468

Cash and cash equivalents at June 30	$19,045,701	$18,148,650

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Surplus	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2003	27,763,986	$277,640	$36,133,835	$(6,572,260)	$743,454	$30,582,669

Common stock issued pursuant to:
Stock Option Plan						0
Comprehensive income:
Net income				3,230,427		3,230,427
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,833,318)	(2,833,318)

Total comprehensive income						397,109

Balance at June 30, 2004	27,763,986	$277,640	$36,133,835	$(3,341,833)	$(2,089,864)	$30,979,778

Balance at December 31, 2004	27,764,986	$277,650	$36,134,825	$(1,197,254)	$343,085	$35,558,306

Common stock issued pursuant to:
Stock Option Plan	44,444	444	70,055			70,499
Comprehensive income:
Net income				2,285,131		2,285,131
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					318,037	318,037

Total comprehensive income						2,603,168

Balance at June 30, 2005	27,809,430	$278,094	$36,204,880	$1,087,877	$661,122	$38,231,973

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – General

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2004 is derived from the Corporation’s consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The information contained in the notes to consolidated financial statements included in Nexity Financial Corporation’s Annual Report on Form 10 for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

Nature of Operations

Nexity Financial Corporation (the “Corporation”) is a registered bank holding company incorporated on March 12, 1999 under the laws of the State of Delaware. The Corporation was formed to enter the commercial banking business and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its subsidiary, Nexity Bank (the “Bank”), and owns 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2004. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

At June 30, 2005, the Corporation operated through headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston Salem, North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at June 30, 2005, which had been formed to raise capital by issuing preferred securities to institutional investors.

Accounting Estimates and Assumptions

The Corporation’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in the Corporation’s consolidated financial statements.

At June 30, 2005, the Corporation had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in the Corporation’s Form 10. The Corporation has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options. The Corporation adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows an entity to continue to measure compensation cost for those plans using a fair value method of accounting prescribed in Opinion 25. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. The Corporation uses the minimum value option pricing method. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options.

The following table provides pro forma net income and earnings per share information, as if the Corporation had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income
Net income, as reported	$1,348,319	$2,175,228	$2,285,131	$3,230,427
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(15,497)	(19,477)	(30,837)	(38,954)

Pro forma net income	$1,332,822	$2,155,751	$2,254,294	$3,191,473

Basic Earnings Per Share
As reported	$0.05	$0.08	$0.08	$0.12
Pro forma	0.05	0.08	0.08	0.11

Diluted Earnings Per Share
As reported	$0.04	$0.07	$0.08	$0.11
Pro forma	0.04	0.07	0.07	0.11

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the minimum value option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Expected life (in years)	5.00	5.00	2.78	3.18
Expected volatility	N/A	N/A	N/A	N/A
Risk-free interest rate	3.79%	3.90%	3.35%	2.44%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	$0.60	$0.53	$0.32	$0.25

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited.

Effective April 21, 2005 The Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005.

Nexity will adopt SFAS No.123R on January 1, 2006 and is currently assessing the impact of adopting the provisions of this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at June 30, 2005 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$4,981,400	$21,695	$1,957,000	$26,984	$6,938,400	$48,679
Mortgage-backed securities	25,329,464	60,059	31,195,763	367,315	56,525,227	427,374
Other debt securities	0	0	0	0	0	0

Total debt securities	30,310,864	81,754	33,152,763	394,299	63,463,627	476,053
Equity securities	0	0	0	0	0	0

Total investment securities	$30,310,864	$81,754	$33,152,763	$394,299	$63,463,627	$476,053

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. The Corporation has both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

The Corporation had $910,655 in unamortized other intangible assets at June 30, 2005 and 2004, and December 31, 2004. The other intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation stopped amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the six months ended June 30, 2005 and 2004.

Note 4 – Per Share Information

The following is a summary of net income per share- basic and net income per share – diluted calculations:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income per share - basic computation
Net income	$1,348,319	$2,175,228	$2,285,131	$3,230,427
Income applicable to common shareholders	$1,348,319	$2,175,228	$2,285,131	$3,230,427

Weighted average common shares outstanding - basic	27,809,137	27,763,986	27,797,428	27,763,986

Net income per share - basic	$0.05	$0.08	$0.08	$0.12

Net income per share - diluted computation
Income applicable to common shareholders	$1,348,319	$2,175,228	$2,285,131	$3,230,427

Weighted average common shares outstanding - basic	27,809,137	27,763,986	27,797,428	27,763,986
Incremental shares from assumed conversions:
Stock options	2,408,188	2,179,008	2,414,704	2,179,008

Weighted average common shares outstanding - diluted	30,217,325	29,942,994	30,212,132	29,942,994

Net income per share - diluted	$0.04	$0.07	$0.08	$0.11

Options to purchase 7,539,796 and 7,619,812 shares of common stock at a price range of $1 to $5 per share were outstanding at June 30, 2005 and 2004, respectively.

Note 5 – Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that public business enterprises report certain information about operating segments in their annual financial statements. It also requires that enterprises disclose information about products and services provided by significant segments, geographic areas, major customers, differences between the measurement used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in measurement of segment amounts from period to period.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2005 and 2004, the Corporation did not have any reportable segments.

Item 2. Financial Information

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding the financial condition and results of operations of Nexity Financial Corporation and Nexity Bank for the six months ended June 30, 2005. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be attained for any other period.

The following discussion and analysis should be read in conjunction with the financial information and the Consolidated Financial Statements of the Corporation (including the notes thereto) contained in this document as well as the Annual Report on Form 10 for the year ended December 31, 2004. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

Forward-Looking Statements

We may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements. The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

(i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses,

(ii) increased competition with other financial institutions,

(iii) lack of sustained growth in the economy in the southeastern United States and the Dallas, Texas area,

(iv) rapid fluctuations or unanticipated changes in interest rates,

(v) the inability of our bank subsidiary, Nexity Bank to satisfy regulatory requirements,

(vi) our ability to keep pace with technological changes, and

(vii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

We do not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to us.

Overview

The Corporation was founded in 1999 and is a bank holding company that competes in two areas of the commercial banking industry, correspondent banking and Internet banking. Our correspondent banking division markets to community banks primarily in the southeastern United States and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States via the Internet.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 64.4% of total revenue for the six months of 2005. No other product or service accounts for 15 percent or more of total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding and we generate approximately 90% of our loan production through loan participations with community banks. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as Nexity and to financial institutions of a similar size. The primary performance ratios include earnings per share, return on assets, and return on equity. Most commercial bank’s, including Nexity’s, primary source of revenue is net interest income. Our net interest income accounted for 49.1% of total revenue for the first half of 2005 compared to 53.7% for the same period in 2004. Interest income on loans accounted for 72.6% of total interest income for the six months ended June 30, 2005 compared to 68.1% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first half of 2005 we have experienced an improving trend in credit quality as net charge-offs have decreased and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the loan section of management’s discussion and analysis.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have declined or remained relatively stable. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, Nexity’s net interest margin has remained stable. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management section of management’s discussion and analysis.

Our strategy is to continue to focus on growing our correspondent bank business by developing existing relationships with community banks in the Southeast and Texas and aggressively pursuing new relationships in these market areas. We will also focus on cross-selling our correspondent bank products and services to our community bank customers which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

We seek to maintain a safe and secure environment for our business transacted via the Internet. We will continue to invest in new technologies and systems to protect our information and enhance our Internet banking products and services. We intend to position our deposit product offerings to provide the necessary funding growth for our balance sheet by monitoring the competitive landscape for interest rates and marketing channels for new customers. We will also continue to develop cross-selling opportunities to our Internet banking customers which will stimulate deposit growth and supplement our revenue generation.

Second Quarter Highlights

For the second quarter of 2005, the Corporation reported net income of $1.3 million, down 38.0% from $2.2 million reported for the second quarter of 2004. Net income per basic share for the quarter ended June 30, 2005 was $0.05, down from $0.08 per basic share for the same period last year. Net income per diluted share for the quarter ended June 30, 2005 was $0.04, down from $0.07 per diluted share for the same period last year. Net income was down primarily because of a $1.3 million increase in the provision for income taxes. Tax benefits from loss carry-forwards from previous years totaling $1.2 million reduced income tax expense in 2004.

The Corporation’s net interest income increased to $4.9 million in the second quarter of 2005 from $3.8 million in the same period in 2004. This increase was primarily attributable to increased volume of earning assets and net interest margin. Average earning assets increased 18.5% to $648.8 million or 98.4% of average total assets in the second quarter of 2005, compared with $547.7 million or 98.5% in the same period in 2004. The net interest margin for the second quarter of 2005 was 3.03%, up from 2.82% in the second quarter of 2004.

The provision for loan losses increased $470,000 in the second quarter of 2005 compared to the second quarter of 2004. This increase was primarily due to loan growth. Net charge-offs totaled $32,158 or 0.03% of average loans, annualized in the second quarter of 2005, compared to 0.14% in the second quarter of 2004. Non-accrual loans decreased $1.9 million, loans past due greater than 90 days decreased $16,462 to zero, and other real estate increased $1.1 million compared to second quarter 2004 levels.

Noninterest income increased 75.3% in the second quarter of 2005 compared to the same period in 2004, mostly due to higher gains on sales of investment securities. Gains on the sales of investment securities totaled $468,351 in the second quarter of 2005, compared to $31,950 in the same period of 2004. The gains recognized in 2005 were primarily due to one securities transaction which was nonrecurring. Brokerage and investment services income was down $83,756 or 30.4% during the quarter. As the yield curve flattened, the demand from correspondent bank customers for fixed income securities has declined.

Noninterest expense was up 18.2% in the second quarter of 2005 compared to the same period in 2004, mostly due to higher spending for salaries and employee benefits. Salaries and employee benefits were up 36.6% and net occupancy expense was up 8.2% compared to the second quarter of 2004. The increases are primarily related to the expansion of our correspondent banking business. Equipment expense was down 9.9% and other operating expense was down 4.8% compared to the second quarter of 2004.

Critical Accounting Policies and Estimates

The Corporation’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in the Corporation’s consolidated financial statements. As such, the following policies are considered “critical accounting policies” for us.

Allowance for Loan Losses

Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. Bank regulatory agencies, as part of their examination process, may also require that additions be made to the allowance for loan losses based on their judgments and estimates. See “Allowance for Loan Losses” in the “Balance Sheet Review” section of Management’s Discussion and Analysis.

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will generate sufficient operating earnings to realize the deferred tax benefits. The Corporation’s 1999 to 2004 consolidated income tax returns are open for examination. Examination of the Corporation’s income tax returns or changes in tax law may impact its tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Financial Highlights

For the six months ended June 30, 2005, the Corporation reported net income of $2.3 million, down 29.3% from $3.2 million reported for the first half of 2004. Net income per basic and diluted share for the six months ended June 30, 2005 was $0.08, down from $0.12 per basic share and $0.11 per diluted share for the six months ended June 30, 2004. Net income was down primarily because of a $1.6 million increase in the provision for income taxes.

The Corporation’s net interest income increased to $9.3 million in the first half of 2005 from $7.7 million in the same period in 2004. This increase was primarily attributable to increased volume of earning assets and net interest margin. Average earning assets increased 17.2% to $623.1 million or 98.2% of average total assets in the first half of 2005, compared with $531.6 million or 98.4% in the same period in 2004. The net interest margin improved to 3.02% for the first half of 2005.

The provision for loan losses increased $250,000 in the first half of 2005 compared to the first half of 2004. This increase was primarily due to loan growth since net charge-offs were lower in 2005.

Noninterest income increased 23.6% in the first half of 2005 compared to the same period in 2004, mostly due to higher gains on sales of investment securities.

For the six months ended June 30, 2005, noninterest expense was up 17.2% from the same period in 2004, mostly due to higher spending for salaries and employee benefits. In the first half of 2005, additional staff was hired in the areas of correspondent lending, clearing and cash management, and investment services.

Total assets were $678.4 million at June 30, 2005, up 19.1% from $569.4 million at June 30, 2004, and 11.0% from $610.8 million at December 31, 2004. Loans were $446.5 million at June 30, 2005, up 29.3% from $345.4 million at June 30, 2004, and 15.2% from $387.5 million at December 31, 2004.

At June 30, 2005, nonperforming assets as a percent of total loans and other real estate owned decreased to 0.38% from 0.73% at June 30, 2004. Net charge-offs as a percent of average loans decreased to 0.05% for the first half of 2005 from 0.14% for the same period in 2004.

Deposits grew to $512.1 million at June 30, 2005, mostly fueled by growth in CD’s. Long-term debt was $103 million at June 30, 2005 compared to $91.8 million at June 30, 2004, and $95 million at December 31, 2004.

Earnings Review

The primary factors affecting the decrease in net income in the first half of 2005 were a $1.6 million increase in the income tax accrual, a $250,000 or 50.5% increase in the provision for loan losses and a $959,920 or 17.2% increase in noninterest expense. These changes were partially offset by a $1.7 million or 21.7% increase in net interest income and a $222,460 or 23.6% increase in noninterest income.

Net Interest Income

Net interest income, the major component of the Corporation’s income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income on a tax equivalent basis for the three months and six months ended June 30, 2005 and 2004.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended June 30,
	2005			2004
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$420,039,884	$7,133,086	6.81%	$337,729,778	$4,496,380	5.35%
Investment securities, taxable (2)	202,789,003	2,295,994	4.53	188,228,656	2,177,299	4.63
Interest-bearing balances due from banks	3,190,413	39,296	4.94	7,029,291	28,801	1.65
Trading securities	0	0	0.00	222,116	6,220	11.26
Federal funds sold and securities purchased under agreements to resell	22,829,096	171,423	3.01	14,487,017	37,394	1.04

Total interest-earning assets	648,848,396	9,639,799	5.96%	547,696,858	6,746,094	4.95%

Noninterest-earning assets:

Cash and due from banks	3,439,466			2,588,206
Premises and equipment	795,092			911,528
Other, less allowance for loan losses	6,135,776			5,083,525

Total noninterest-earning assets	10,370,334			8,583,259

TOTAL ASSETS	$659,218,730			$556,280,117

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,258,555	9,326	0.88%	$6,966,774	15,922	0.92%
Savings	533,295	1,645	1.24	599,500	1,713	1.15
Money market	219,415,269	1,545,747	2.83	215,895,892	909,681	1.69
Time deposits	276,861,499	2,177,082	3.15	190,420,234	1,062,124	2.24

Total interest-bearing deposits	501,068,618	3,733,800	2.99	413,882,400	1,989,440	1.93
Federal funds purchased and securities sold under agreements to repurchase	3,491,289	25,505	2.93	57,143	174	1.22
Long-term debt	98,274,725	789,126	3.21	91,750,000	687,109	3.00
Subordinated debentures	12,372,000	185,540	6.02	10,992,527	227,450	8.32

Total interest-bearing liabilities	615,206,632	4,733,971	3.09%	516,682,070	2,904,173	2.26%

Noninterest-bearing liabilities:
Demand deposits	4,159,808			2,538,251
Other liabilities	4,937,662			4,253,047

Total noninterest-bearing liabilities	9,097,470			6,791,298

Stockholders’ equity	34,914,628			32,806,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,218,730			$556,280,117

Net interest income		$4,905,828			$3,841,921

Interest income/earning assets			5.96%			4.95%
Interest expense/earning assets			2.93			2.13

Net interest income/earning assets			3.03%			2.82%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Comparative Average Balance Sheets - Yields and Costs

	Six months ended June 30,
	2005			2004
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$400,542,785	$12,955,733	6.52%	$332,802,956	$9,069,213	5.48%
Investment securities, taxable (2)	201,493,384	4,569,663	4.54	178,409,073	4,118,630	4.62
Interest-bearing balances due from banks	3,966,977	75,477	3.84	6,278,799	72,662	2.33
Trading securities	0	0	0.00	191,774	7,942	8.33
Federal funds sold and securities purchased under agreements to resell	17,066,857	240,224	2.84	13,874,429	52,533	0.76

Total interest-earning assets	623,070,003	17,841,097	5.77%	531,557,031	13,320,980	5.04%

Noninterest-earning assets:

Cash and due from banks	3,224,800			2,519,233
Premises and equipment	814,120			953,323
Other, less allowance for loan losses	7,434,241			5,324,127

Total noninterest-earning assets	11,473,161			8,796,683

TOTAL ASSETS	$634,543,164			$540,353,714

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,165,492	17,949	0.87%	$8,650,496	40,266	0.94%
Savings	543,749	3,325	1.23	564,593	3,328	1.19
Money market	217,641,669	2,825,339	2.62	210,791,192	1,800,236	1.72
Time deposits	253,574,348	3,717,699	2.96	181,561,678	2,029,231	2.25

Total interest-bearing deposits	475,925,258	6,564,312	2.78	401,567,959	3,873,061	1.94
Federal funds purchased and securities sold under agreements to repurchase	4,881,372	63,581	2.63	1,111,437	5,175	0.94
Long-term debt	97,309,392	1,534,042	3.15	89,662,088	1,342,242	2.99
Subordinated debentures	12,372,000	353,697	5.77	10,146,264	439,790	8.72

Total interest-bearing liabilities	590,488,022	8,515,632	2.91%	502,487,748	5,660,268	2.27%

Noninterest-bearing liabilities:
Demand deposits	4,118,897			2,291,966
Other liabilities	4,515,183			3,585,975

Total noninterest-bearing liabilities	8,634,080			5,877,941

Stockholders’ equity	35,421,062			31,988,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,543,164			$540,353,714

Net interest income		$9,325,465			$7,660,712

Interest income/earning assets			5.77%			5.04%
Interest expense/earning assets			2.76			2.15

Net interest income/earning assets			3.02%			2.89%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $1.7 million or 21.7% during the first half of 2005 compared to the same period in 2004. This increase was primarily attributable to increases in the volume of earning assets and net interest margin.

Interest income on a tax equivalent basis increased $4.5 million or 33.9% in the first half of 2005 due to increased volume of earning assets and yield on earning assets which increased to 5.77% in the first half of 2005 from 5.04% in the first half of 2004. Average earning assets increased 17.2% to $623.1 million or 98.2% of average total assets in 2005, compared with $531.6 million or 98.4% in 2004. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $67.7 million or 20.4%. Average investment securities increased $23.1 million or 12.9%. The yield on earning assets increased 73 basis points in 2005 because the yields on loans were higher due to the increase in interest rates.

The Federal Reserve increased the federal funds target rate by 25 basis points on June 30, 2005, May 3, 2005, March 22, 2005, February 2, 2005, December 14, 2004, November 10, 2004, September 21, 2004, August 10, 2004, and June 30, 2004 following a three-year period of declining rates.

During 2005, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 64.3% of average earning assets in the first half of 2005 versus 62.6% in the same period in 2004. The yield on loans increased 104 basis points from 5.48% in the first half of 2004 to 6.52% in the same period in 2005 largely due to higher loan rates during 2005. The majority of the Corporation’s loans are variable rate loans. These loans followed the changes in the prime rate. The yield on investment securities decreased from 4.62% in the first half of 2004 to 4.54% in the first half of 2005 as higher yielding investments matured, were called or prepaid. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 208 basis points from 0.76% in the first half of 2004 to 2.84% in the first half of 2005. The yield on interest-bearing deposits with banks increased 151 basis points from 2.33% in the first half of 2004 to 3.84% for the same period in 2005.

The cost of funding sources increased $1.0 million or 37.2% in the first half of 2005 compared to the same period in 2004, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $88.0 million or 17.5% in the first half of 2005 compared to the same period in 2004. Interest-bearing deposits were up $74.4 million or 18.5%, primarily driven by growth in time deposits. Average long-term debt increased $7.6 million or 8.5% in the first half of 2005 compared to the first half of 2004. Average long-term debt was 16.5% of interest-bearing liabilities during the first half of 2005 versus 17.8% during the same period in 2004. The average rate paid on interest-bearing liabilities increased 64 basis points from 2.27% in the first half of 2004 to 2.91% in the same period in 2005, primarily due to the increased interest rate environment. The cost of deposits increased 84 basis points to 2.78% for the first six months of 2005 versus 1.94% for the same period in 2004. The primary reasons for this increase were the increased interest rate environment, more aggressive growth requirements due to improved loan demand, and a higher level of certificates of deposit. The average rate paid on subordinated debt decreased 295 basis points from 8.72% in the first half of 2004 to 5.77% in the same period in 2005, because we paid off 9.0% subordinated debt on June 1, 2004 and replaced it with 3-month LIBOR plus 2.8% subordinated debt. Interest-bearing liabilities increased as a percentage of average earning assets to 94.8% in the first half of 2005 from 94.5% in the first half of 2004.

The net interest margin increased 13 basis points from 2.89% for the first half of 2004 to 3.02% for the first half of 2005. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds decreased as a percent of earning assets in the first half of 2005 to 5.2% from 5.5% in the first half of 2004, which adversely affected the net interest margin by 3 basis points.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $745,000 and $495,000 in the first half of 2005 and 2004, respectively. The higher provision for loan losses was primarily due to stronger loan growth in the first half of 2005.

Net loan charge-offs were $93,527, or 0.05% of average loans in the first half of 2005 compared to $224,984, or 0.14% of average loans in the first half of 2004. The allowance for loan losses totaled 1.25% of loans as of June 30, 2005 compared to 1.27% as of June 30, 2004 and December 31, 2004. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses.”

Noninterest Income

Noninterest income for the Corporation consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. As we mature, noninterest income will become a more important contributing factor to our overall profitability. Noninterest income increased $222,460 or 23.6% in the first half of 2005 compared to the same period in 2004.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees are generated through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CD’s and trust preferred securities offerings for these same customers. Brokerage and investment services income decreased 28.1% in the first half of 2005 compared to the same period in 2004. As the yield curve flattened, the demand from correspondent bank customers for fixed income securities has declined.

Commissions and fees primarily include revenues from debit card services and loan participation fees. Commissions and fees decreased $58,742 during the first half of 2005 compared to the same period in 2004 due to lower loan participation fee income.

Gains on sales of investment securities were $468,351 during the first half of 2005 compared to $129,172 for the same period in 2004. These net gains result primarily from investment strategies used to take advantage of current market conditions and sales of short-term securities to provide liquidity for loan demand.

Service charges on deposit accounts increased $14,838 in the first half of 2005 compared to the same period in 2004 due to higher correspondent banking analysis service charges.

Other operating income is higher in the first half of 2005 compared to the first half of 2004 due to an increase of $53,164 in earnings on cash surrender value life insurance. We purchased $5.0 million of life insurance on certain officers in 2004.

Noninterest Expense

Noninterest expense increased $959,920 or 17.21% in the first half of 2005 compared to the same period in 2004. Noninterest expense was higher primarily due to higher salaries and employee benefits.

Salaries and employee benefits, the largest component of noninterest expense, totaled $4.1 million and $3.2 million in the first half of 2005 and 2004, respectively. The increase during the first half of 2005 was primarily due to investment in new personnel and increased incentive pay related to loan production and investment division sales as the Corporation’s performance improved. We employed 84.5 and 67 full time equivalent employees at June 30, 2005 and June 30, 2004, respectively. Merit increases also contributed to this increase.

Net occupancy expense increased $18,333 during the first half of 2005 compared to the first half of 2004, largely due to opening correspondent lending offices in Texas and North Carolina in 2004. Net equipment expense decreased $9,839 due to leasehold improvements being fully depreciated.

Other operating expense decreased $19,100 in the first half of 2005 compared to the same period in 2004. The decrease in other operating expense was primarily due to savings in telephone and data communications expense. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Travel and lodging	$66,937	$57,601	$130,956	$135,638
Telephone and data communications	52,419	77,834	98,425	157,487
Software maintenance contracts	57,125	43,521	117,231	95,812
Director fees	82,000	76,000	166,000	161,750
Accounting fees	66,980	30,000	112,305	60,805
Investment seminars	47,290	75,170	94,223	92,307
Advertising	50,122	42,106	95,177	90,806
Postage, freight, & courier service	50,859	40,207	95,479	81,461
Franchise tax	41,250	41,250	82,500	82,500
Home equity closing costs	36,454	73,600	79,024	95,228
Other	390,848	432,045	759,951	796,577

Total	$942,284	$989,334	$1,831,271	$1,850,371

Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return. The Corporation accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, our deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

From time to time the Corporation engages in business plans that may also have an effect on its tax liabilities. If the tax effects of a plan are significant, our practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged. The Corporation has obtained the opinion of advisors that the tax aspects of certain plans should prevail. Examination of our income tax returns or changes in tax law may impact the tax benefits of these plans.

The first half of 2005 provision for income tax increased $1.6 million compared to the first half of 2004. Tax benefits from loss carry-forwards from previous years totaling $1.2 million reduced income tax expense in 2004. The Corporation’s effective income tax rate was 28.7% for the first half of 2005 compared to a rate of (27.9%) in the first half of 2004. The effective tax rate increased in the first half of 2005 compared to the same period in 2004 primarily due to higher levels of income before taxes and a lower level of remaining loss carry-forwards from previous years. In 2004, we realized substantially all of our loss carry-forwards from previous years and expect our tax expense to more closely reflect statutory federal and state income tax rates going forward.

The Corporation’s federal and state income tax returns for the years 1999 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Our valuation allowances were zero at June 30, 2005 and $267,157 at June 30, 2004. In the second quarter of 2005, we determined, based on a state tax court ruling, that certain state tax benefits related to net operating loss carry-forwards would be utilized. We reversed a valuation allowance related to these tax benefits in the amount of $267,157 during the second quarter. At June 30, 2005 there was no remaining valuation allowance relating to deferred tax assets.

Balance Sheet Review

Investment Securities

The Corporation uses the investment securities portfolio for several purposes. It serves as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are classified as available-for-sale and are recorded at fair value. We primarily invest in securities of U.S. Government agencies and corporations and mortgage related securities with average lives approximating five years.

Investment securities were $203.2 million at June 30, 2005, compared with $196.0 million at June 30, 2004. At June 30, 2005, investment securities represented 30.0% of total assets compared with 34.4% at June 30, 2004. The primary reason for the decrease in the mix of investment securities was improved loan demand. The Corporation had an unrealized gain on investment securities available-for-sale, net of tax, of $0.66 million at June 30, 2005, compared with an unrealized loss of $2.1 million at the same time last year. The increase in the value of the portfolio was primarily related to the flattening of the yield curve as long-term interest rates were lower at June 30, 2005 versus June 30, 2004. However, if interest rates continue to rise, we expect to have a net unrealized loss.

Investment Securities Portfolio Composition

	June 30,		December 31, 2004
	2005	2004
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$56,654,146	$54,841,039	$55,317,008
Mortgage-backed securities	133,523,851	127,719,089	131,084,626
Other debt securities	6,589,400	8,178,300	8,215,300

Total debt securities	196,767,397	190,738,428	194,616,934
Equity securities	6,444,025	5,223,525	6,041,925

Total	$203,211,422	$195,961,953	$200,658,859

Total securities as a percentage of total assets	29.95%	34.40%	32.85%

Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	27.88%	27.98%	27.57%
Mortgage-backed securities	65.71	65.18	65.33
Other debt securities	3.24	4.17	4.09

Total debt securities	96.83	97.33	96.99
Equity securities	3.17	2.67	3.01

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized gain on available-for-sale securities were $202.4 million during the first half of 2005, an increase of 12.5% from the $179.8 million in 2004. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield decreased slightly in the first half of 2005 to 4.52% from 4.58% in 2004. The decrease in yield was the result of higher yielding agency securities that were called and reinvested at lower yields and mortgage securities that prepaid and the proceeds were invested at lower yields.

The duration of the debt securities portfolio increased to approximately 4.4 years at June 30, 2005 from approximately 4.0 years at June 30, 2004. If interest rates continue to rise, the duration of the portfolio will continue to extend.

The Corporation realized $468,351 in gains from the sale of $4.3 million of available-for-sale securities during the six months ended June 30, 2005 versus $129,172 in gains from the sale of $4.9 million of available-for-sale securities during the same period in 2004.

Loans

Loans, the largest component of earning assets, totaled $446.5 million and represented 65.8% of total assets and 87.2% of total deposits at June 30, 2005, compared with $345.4 million and 60.7% of total assets and 80.3% of total deposits at June 30, 2004. During the first half of 2005, average loans grew 20.4% to $400.5 million from $332.8 million during the same period in 2004. The Corporation has focused its growth in its current market areas, strong loan quality, and expansion of existing customer relationships.

The primary strategy for loan generation is buying loan participations from community banks. Community banks sell loan participations primarily due to legal lending limitations, liquidity purposes, and other special needs. The Corporation’s correspondent lenders focus primarily on small and medium-sized banks in Georgia, Alabama, Florida, Texas, North Carolina, and South Carolina. The Corporation’s lenders have a high level of experience dealing with community banks and analyzing the different types of loans in these market areas.

Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of the Corporation’s market areas. The Corporation’s loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

The loans generated through community banks include loan participations that are typically real estate construction loans and commercial real estate loans, and loans secured by common stock of community banks. Since the construction and commercial real estate loans are typically over the community bank’s legal lending limit, the size of the loan is usually between $1 million and $5 million. The Corporation uses standard underwriting policies and procedures for each loan participation purchased. These loans are geographically dispersed through the Corporation’s market areas and are not concentrated in one small geographic region or state. The Corporation attempts to minimize the risk by generally making a significant amount of these type loans only on owner-occupied properties, by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

The Corporation has established concentration limits on real estate construction loans of 275.0% of total capital and at June 30, 2005, these loans totaled $111.8 million or 198.1% of total capital. The Corporation also has established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at June 30, 2005, these loans totaled $49.9 million or 88.5% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first half of 2005, the Corporation did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at June 30, 2005 and 2004. Commercial, financial, and agricultural loans increased 21.8% from 2004 and represent 21.6% of gross loans at June 30, 2005. Real estate-construction loans, which were 25.0% of gross loans at June 30, 2005, increased 56.7% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 18.0% from 2004 and represent 37.2% of gross loans at June 30, 2005. Installment loans to individuals, which include residential real estate loans, represent 8.2% of gross loans and increased 48.3% during 2005. The increases of each of the loan categories discussed above are due to improved loan demand in each of the Corporation’s primary market areas. Home equity lines of credit increased 32.1% from 2004 and represent 7.7% of gross loans at June 30, 2005. Home equity lines of credit increased due to more aggressive marketing and a new product offering. Lease financing receivables, which represent 0.3% of gross loans at June 30, 2005, decreased 65.5% compared to the previous year. Lease financing receivables were lower in 2005 because the Corporation discontinued marketing this product in 2000 due to credit quality concerns with this product line going forward. Other loans increased $88,431 from 2004 and represent 0.04% of gross loans at June 30, 2005.

	June 30,
	2005	2004
Commercial, financial, and agricultural	$96,503,002	$79,233,938
Real estate - construction	111,773,369	71,313,226
Real estate - mortgage	166,063,549	140,683,884
Installment loans to individuals	36,430,238	24,562,788
Home equity lines of credit	34,338,529	25,997,406
Lease financing receivables	1,223,479	3,542,688
Other	165,162	76,732

Gross loans	446,497,328	345,410,662
Unearned income	(1,228)	(21,296)

Total loans, net of unearned income	$446,496,100	$345,389,366

Total loans as a percentage of total assets	65.82%	60.65%

Commercial, financial, and agricultural	21.62%	22.93%
Real estate - construction	25.03	20.65
Real estate - mortgage	37.19	40.73
Installment loans to individuals	8.16	7.11
Home equity lines of credit	7.69	7.53
Lease financing receivables	0.27	1.03
Other	0.04	0.02

Gross loans	100.00%	100.00%

Nonperforming Assets

In many lending transactions, collateral is obtained to provide an additional measure of security. Generally, the cash flow and earnings power of the borrower represent the primary source of repayment and collateral is considered as an additional safeguard to further reduce credit risk. The need for collateral is determined on a case-by-case basis after considering the current and prospective creditworthiness of the borrower, terms of the lending transaction, and economic conditions.

Generally, all loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans which are individually identified as being impaired, are classified as nonaccrual loans unless well secured and in the process of collection. Previously accrued interest is reversed against current earnings and any subsequent interest is recognized on the cash basis. Interest collections on nonaccrual loans for which ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation’s policy to apply the provisions of SFAS No. 114 to all impaired commercial, commercial real estate, and real estate construction loans on a loan-by-loan basis.

Nonperforming assets consist of nonaccrual loans on which the ultimate collection of the full amount of principal and/or interest is uncertain, restructured loans, loans past due 90 days or more as to principal or interest, and other real estate owned. The Corporation does not have any foreign loans or loans for highly leveraged transactions.

Nonperforming Assets

	June 30,				December 31, 2004
	2005		2004
Nonaccrual loans	$23,206		$1,927,121		$1,811,446
Loans past due 90 days or more	0		16,462		0
Foreclosed property (other real estate owned and personal property repossessions)	1,669,333		589,243		82,000

Total nonperforming assets	$1,692,539		$2,532,826		$1,893,446

Total nonperforming assets as a percentage of loans and foreclosed property	0.38%		0.73%		0.49%

Allowance for loan losses to nonperforming loans	23,973.51	x	224.98	x	271.15	x

At June 30, 2005, nonperforming assets decreased $840,287 to $1,692,539, compared with $2,532,826 reported at June 30, 2004. The decrease in nonperforming assets was primarily due to the sale of a house that was held as other real estate at June 30, 2004. There were no loans past due 90 days or more at June 30, 2005. Foreclosed property consisted of one construction loan that was foreclosed in 2005. The nonperforming assets to total loans and other real estate owned ratio was 0.38% on June 30, 2005, compared to 0.73% on June 30, 2004.

Allowance for Loan Losses

An analysis of activity in the allowance for loan losses is presented in the table below. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs.

The Corporation’s provision for loan losses is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management’s analysis of economic conditions and the resulting impact on the Corporation’s loan portfolio.

A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the loan origination staff. Their work is supplemented with reviews by the Corporation’s internal audit staff and loan review staff. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

The Corporation determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114 (Statement 114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans.

An analysis of activity in the allowance for loan losses at and for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004 is presented in the following table:

	At and for the six months ended June 30,				At and for the year ended December 31, 2004
	2005		2004
Balance at beginning of year	$4,911,819		$4,102,626		$4,102,626
Provision for loan losses	745,000		495,000		1,115,000
Recoveries on loans previously charged off	5,028		20,868		34,981
Loans charged off	(98,555)		(245,852)		(340,788)

Balance at end of period	$5,563,292		$4,372,642		$4,911,819

Average Loans	$400,542,785		$332,802,956		$347,935,675
Loans, end of period	446,496,100		345,389,366		387,503,339
Net charge-offs as a percentage of average loans (annualized)	0.05%		0.14%		0.09%
Allowance for loan losses as a percentage of loans	1.25		1.27		1.27
Allowance for loan losses to nonperforming loans	23,973.51	x	224.98	x	271.15	x

At June 30, 2005 and 2004, the Corporation had $288,563 and $1,994,224, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $139,499 and $307,708 at June 30, 2005 and 2004, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 2005 and 2004. The vast majority of the Corporation’s impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, the Corporation compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.05% during the first half of 2005 and 0.14% for the same period in 2004. A $745,000 provision for loans losses was made in 2005, compared with $495,000 in 2004. The level of the provision for loan losses during the first half of 2005 was directly related to improved loan growth in 2005 since net charge-offs decreased and the overall improvement in credit quality.

The provision for loan losses was made to reflect potential losses inherent in the loan portfolio at the balance sheet date. Specific reserves are provided on individual loans for which management believed were impaired. The specific reserves are determined on loan-by-loan basis based on management’s evaluation of the Corporation’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves.

Although it is the Corporation’s policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

The allowance for loan losses is maintained at a level considered adequate by management to provide for potential losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis and it is based on a review of individual loans, recent loss experience, current economic conditions, risk identification procedures previously discussed, underlying collateral values, and other relevant factors. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Funding Sources

Total deposits were $512.1 million and represented 75.5% of total assets at June 30, 2005, compared with $430.3 million and 75.6% of total assets at June 30, 2004. During the first half of 2005, average deposits grew 18.5% to $475.9 million from $401.6 million for the same period in 2004, primarily due to the Corporation’s competitive rates offered to commercial and consumer customers. In 2005, the mix of interest-bearing deposits changed as average certificates of deposit increased 39.7%, while average money market deposits grew 3.3%. Average certificates of deposit represented 52.8% of average deposits in 2005 and 45.0% in 2004. Average money market accounts represented 45.3% of average deposits in 2005 and 52.2% in 2004.

Types of Deposits

	June 30,		December 31, 2004
	2005	2004
Noninterest - bearing demand deposits	$2,775,987	$1,715,411	$3,319,315
Interest - bearing checking	3,901,345	4,772,146	4,368,349
Money market accounts	226,932,908	230,105,931	218,949,539
Savings accounts	489,603	568,586	518,158
Brokered deposits	39,694,000	29,925,000	34,698,000
Time deposits under $100,000	158,140,994	110,549,161	133,361,315
Time deposits of $100,000 or more	80,153,750	52,683,034	61,476,666

Total Deposits	$512,088,587	$430,319,269	$456,691,342

Noninterest - bearing demand deposits	0.5%	0.4%	0.7%
Interest - bearing checking	0.8	1.1	1.0
Money market accounts	44.2	53.5	47.9
Savings accounts	0.1	0.1	0.1
Brokered deposits	7.8	7.0	7.6
Time deposits under $100,000	30.9	25.7	29.2
Time deposits of $100,000 or more	15.7	12.2	13.5

Total Deposits	100.0%	100.0%	100.0%

The table below shows a maturity schedule for time deposits of $100,000 or more at June 30, 2005 and December 31, 2004.

Maturity Distribution of Time Deposits of $100,000 or More

	June 30, 2005	December 31, 2004
Three months or less	$17,012,122	$21,194,081
Over three through six months	26,136,202	11,904,266
Over six through twelve months	32,331,740	24,034,481
Over twelve months	4,673,685	4,343,838

Total outstanding	$80,153,749	$61,476,666

The Corporation continues to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $3.8 million to $4.9 million during the first half of 2005 from $1.1 million for the same period in 2004. The Bank began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and the Bank uses a portion as a funding source. At June 30, 2005, the pool of federal funds totaled $117.6 million of which the Bank used $6.1 million as a funding source compared with $15.9 million and none, respectively at June 30, 2004.

The Bank is a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $100.0 million at June 30, 2005, versus $90.0 million at June 30, 2004. Fixed interest rates on these advances ranged from 1.90% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2005 to 2015. The increase in long-term borrowings during 2005 reflects management’s efforts to extend its maturities for interest rate risk management.

Type of Borrowings

	June 30,		December 31, 2004
	2005	2004
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$6,119,000	$0	$7,264,000

Long-Term Borrowings
FHLB Advances	100,000,000	90,000,000	95,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000
Note Payable	3,000,000	1,750,000	0

Total Long-Term Borrowings	115,372,000	104,122,000	107,372,000

Total Borrowings	$121,491,000	$104,122,000	$114,636,000

The Corporation has a line of credit with Flag Bank of $7,000,000 of which $3,000,000 was outstanding at June 30, 2005 and $1,750,000 was outstanding at June 30, 2004. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

The Corporation maintains a strong level of capital as a margin of safety for its depositors and stockholders, as well as to provide for future growth. At June 30, 2005, stockholders’ equity was $38.2 million versus $31.0 million at June 30, 2004. At December 31, 2004, stockholders’ equity was $35.6 million versus $30.6 million at December 31, 2003. The increase in stockholders’ equity was primarily the result of retention of earnings. The Corporation has not paid any cash dividends.

Book value per share at June 30, 2005 and 2004 was $1.37 and $1.12, respectively. Tangible book value per share at June 30, 2005 and 2004 was $1.33 and $1.08, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At June 30, 2005 and December 31, 2004, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 7.36% and 7.78% at June 30, 2005 and 2004, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 9.23% and 10.08% at June 30, 2005 and 2004, respectively, and a total risk-based capital ratio of 10.29% and 11.33% at June 30, 2005 and 2004, respectively, well above the regulatory requirements for a well-capitalized institution. Note 19 to the consolidated financial statements presents the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2005, trust preferred securities included in tier 1 capital totaled $12.0 million.

	June 30, 2005	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.29%	n/a
Tier 1 risk-based capital	9.23	n/a
Leverage ratio	7.36	n/a

Nexity Bank
Total risk-based capital	10.59%	10.00%
Tier 1 risk-based capital	9.53	6.00
Leverage ratio	7.60	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2005 compared to the year ended December 31, 2004.

	2005	2004
Return on average assets	0.73%	0.96%
Return on average equity	13.01%	16.40%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	5.58%	5.83%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2005 was computed by annualizing the numerator to a twelve-month period.

Market Risk and Asset/Liability Management

Asset/liability management is the process by which the Corporation monitors and attempts to control the mix and maturities of its assets and liabilities in order to maximize net interest income. The functions of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities. The Corporation manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. An ALCO report is presented to the Board of Directors on a quarterly basis.

The Corporation measures the effects of changes in interest rates through the use of a simulation model. The simulation model is used to analyze the sensitivity of net interest income to a ratable change in interest rates measured over a 12 month time horizon. The model also measures the sensitivity of the economic value of equity (“EVE”) to an instantaneous change in interest rates. EVE is a measurement of the inherent, long-term economic value of the Corporation at a given point in time.

The simulation model uses a budgeted balance sheet and takes into account interest rate changes as well as related assumption changes for various rate scenarios. Factors considered in the model assumptions include contractual maturities, prepayments, repricing characteristics, deposit retention, and the relative sensitivity of assets and liabilities to changes in market interest rates. The model assumptions are updated each quarter. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions the Corporation could undertake in response to changes in interest rates.

Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including floating rate instruments and those with near-term maturities. The interest-sensitivity gap is the difference between total interest-sensitive assets and liabilities during a given time period. Management’s objective is to maintain the difference between interest-sensitive assets and liabilities at a level that will minimize the effects of significant interest rate shifts on the net interest income.

In analyzing net interest income, the Corporation calculates net interest income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at June 30, 2005 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2 .00%	9.49%
1.00	4.76
Flat	—
(1.00)	(5.29)

The overall net interest income profile shows positive changes in net interest income if rates ratably increase 100 or 200 basis points. This increase is primarily attributable to a high level of variable rate loans. The down 100 basis point scenario reflects greater variation also due to the high level of variable rate loans and certain deposit rates that have reached what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing these deposits by the entire 100 basis points.

The Corporation also calculates EVE under several different rate scenarios. It reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. These rates assume an instantaneous shift in all the yield curves. The table below shows the effect that the indicated changes in interest rates would have on economic value of equity as projected using a static balance sheet for each set of interest rate scenarios compared to the flat interest rate scenario. The economic value of equity represents the fair value of net assets and is in no way indicative of the Corporation’s shareholders’ equity.

Economic Value of Equity Risk Analysis at June 30, 2005

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2 .00%	(17.02)%
Flat	—
(2.00)	2.48

Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate the Corporation against interest rate risk. Given the current mix and maturity of the Corporation’s assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on the Corporation’s net interest margin.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. . At June 30, 2005 and 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management

Liquidity management involves meeting the cash flow requirements of the Corporation, which arise primarily from withdrawal of deposits, extensions of credit, and payment of operating expenses. Traditional sources of liquidity for a bank include asset maturities, growth in core deposits and earnings. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows can fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of June 30, 2005, totaled $100.0 million. At June 30, 2005, the Bank had $103.0 million of unused borrowing capacity from the FHLB. This capacity may be used when the Bank has available collateral to pledge. Until the Bank makes collateral available (other than cash) to secure additional FHLB advances, the Bank will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, the Bank may purchase securities to provide additional FHLB-qualifying collateral. At June 30, 2005 and December 31, 2004, the Bank had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2005, we had outstanding standby letters of credit of $8.3 million and unfunded loan commitments outstanding of $146.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Corporation has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At June 30, 2005, the Corporation had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of June 30, 2005, which by their terms have contractual maturity dates subsequent to June 30, 2005 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$5,022	$46	$3,200	$—	$8,268
Lines of credit	56,926	44,006	9,818	35,343	146,093

Total	$61,948	$44,052	$13,018	$35,343	$154,361

Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk and Asset/Liability Management” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal proceedings typical for the type of business we conduct. Also, we and certain of our directors or former directors were defendants in a case in the Circuit Court in Jefferson County, Birmingham, Alabama, Blackmon v. Nexity Financial Corporation, et al., CV 02-7043 ER, (filed November 20, 2002) in which the plaintiff claimed that in 2000 he purchased shares of our common stock based upon misleading information provided by us. The complaint alleged violations of the Alabama Securities Act. Plaintiff sought rescission of the purchase price of $750,000 paid for our common stock plus 6% interest per year and court costs and attorney fees. In addition, the following persons who were directors at the time of plaintiff’s purchase were also defendants: Greg L. Lee, David E. Long, John J. Moran, Randy K. Dolyniuk, John W. Collins, Denise N. Slupe and Thomas A. Bryan.

On July 26, 2005, the court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff has a right to appeal but we have received no notice of an appeal.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities.

The following transactions are sales of unregistered shares of Common Stock of the Corporation which were issued to executive and officers upon the exercise of rights granted under (i) the Nexity Financial Corporation Incentive Stock Option Plan, or (ii) the Nexity Financial Corporation Amended Incentive Stock Option Plan. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Corporation’s Common Stock as the consideration for the transactions.

Identity (1)	Date of Sale	Number of Shares	Price (2)	Type of Transaction
1 Employee	May, 2005	667	3.00	Nonqualified Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by employees of the registrant or its subsidiaries under the stock plan, which occurred at the same price during a calendar month.

2.	The per share price paid for nonqualified stock options represents the fair market value of the stock as determined under the terms of the Plan on the date the nonqualified stock option was granted to the employee.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Annual Meeting of Shareholders

On April 20, 2005, Nexity Financial Corporation held its 2005 Annual Meeting of Shareholders. The results of the 2005 Annual Meeting of Shareholders follow.

Proposal # 1 – Election of Directors

The following directors were elected to serve until the 2008 Annual Meeting of Shareholders:

	Voting shares in favor		Withheld Authority
	#	%
Randy K. Dolyniuk	18,539,646	99.5%	85,000
John J. Moran	18,539,646	99.5%	85,000
William L Thornton, III	18,539,646	99.5%	85,000

R Bradford Burnette, John W. Collins, and Greg L. Lee will continue to serve as directors until the 2006 Annual Meeting of Shareholders, and David E. Long and Denise N. Slupe will continue to serve as directors until the 2007 Annual Meeting of Shareholders.

Proposal # 2 – Ratification of Auditors

The shareholders approved the appointment of Ernst & Young LLP as independent auditors of Nexity Financial Corporation for fiscal year 2005 with 18,202,646 shares, or 97.7% in favor, 385,000 shares voting against, and 37,000 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation, restated, included as Exhibit 3.1 to the registrant’s Amendment No. 1 on Form 10 filed July 8, 2005 and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: August 11, 2005	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and
Chief Executive Officer