Form 10-Q
period 2005-09-30
NEXITY FINANCIAL CORP
filed 2005-11-14
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              .

Commission File No. 000-51273

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of November 14, 2005 was 8,709,091.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,				December 31,
	2005		2004		2004
	(Unaudited)
ASSETS
Cash and due from banks	$3,419,558		$2,743,199		$1,581,296
Interest-bearing deposits in other banks	2,929,696		2,123,310		10,676,569
Federal funds sold	38,446,946		10,722,028		2,832,526
Investment securities available-for-sale, at fair value	202,154,417		193,174,555		200,658,859
Loans, net of unearned income	478,221,824		369,250,399		387,503,339
Allowance for loan losses	(5,979,648)		(4,637,962)		(4,911,819)

Net loans	472,242,176		364,612,437		382,591,520

Premises and equipment, net of accumulated depreciation	1,120,069		812,042		840,316
Deferred tax asset	2,305,986		1,930,398		1,605,616
Intangible assets	910,655		910,655		910,655
Other assets	11,201,861		8,966,875		9,068,311

Total assets	$734,731,364		$585,995,499		$610,765,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$3,433,076		$3,509,928		$3,319,315
NOW and money market accounts	240,999,058		207,085,739		223,317,888
Time deposits $100,000 and over	94,236,801		60,510,536		61,476,666
Other time and savings deposits	209,190,192		163,472,244		168,577,473

Total deposits	547,859,127		434,578,447		456,691,342
Federal funds purchased and securities sold under agreements to repurchase	555,000		2,502,000		7,264,000
Long-term borrowings	105,000,000		96,750,000		95,000,000
Subordinated debentures	12,372,000		12,372,000		12,372,000
Accrued expenses and other liabilities	5,461,439		4,740,791		3,880,020

Total liabilities	671,247,566		550,943,238		575,207,362

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding – none in 2005 and 2004	0		0		0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding – 8,709,091* in 2005, 6,941,247* at September 30, 2004 and December 31, 2004	87,091	*	69,412	*	69,412	*
Surplus	62,378,492	*	36,343,063	*	36,343,063	*
Retained earnings (deficit)	2,168,350		(2,282,272)		(1,197,254)
Accumulated other comprehensive (loss) income	(1,150,135)		922,058		343,085

Total stockholders’ equity	63,483,798		35,052,261		35,558,306

Total liabilities and stockholders’ equity	$734,731,364		$585,995,499		$610,765,668

*	Adjusted to reflect one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine months ended September 30,				Three months ended September 30,
	2005		2004		2005		2004
INTEREST INCOME:
Interest and fees on loans	$21,416,498		$14,038,390		$8,460,765		$4,969,177
Interest on taxable investment securities	6,895,615		6,337,413		2,325,952		2,210,841
Interest on federal funds sold	353,822		103,520		113,598		30,858
Other interest income	110,288		77,764		34,811		25,231

Total interest income	28,776,223		20,557,087		10,935,126		7,236,107

INTEREST EXPENSE:
Interest on deposits	10,916,826		5,999,688		4,352,514		2,126,627
Interest on short-term borrowings	99,287		28,554		35,706		23,379
Interest on long-term borrowings	2,422,620		2,044,647		888,578		702,405
Interest on subordinated debentures	556,615		579,983		202,918		140,193

Total interest expense	13,995,348		8,652,872		5,479,716		2,992,604

Net interest income	14,780,875		11,904,215		5,455,410		4,243,503
Provision for loan losses	1,290,000		815,000		545,000		320,000

Net interest income after provision for loan losses	13,490,875		11,089,215		4,910,410		3,923,503

NONINTEREST INCOME:
Service charges on deposit accounts	64,163		37,132		25,479		13,286
Commissions and fees	212,694		255,357		79,253		63,174
Gains on sales of investment securities	468,351		207,690		0		78,518
Brokerage and investment services income	552,450		767,451		177,175		245,660
Other operating income	225,961		135,302		77,649		60,691

Total noninterest income	1,523,619		1,402,932		359,556		461,329

NONINTEREST EXPENSE:
Salaries and employee benefits	6,305,305		4,764,982		2,181,455		1,611,658
Net occupancy expense	401,004		369,188		135,722		122,239
Equipment expense	496,853		495,922		176,681		165,911
Other operating expense	2,877,672		2,638,173		1,046,401		787,802

Total noninterest expense	10,080,834		8,268,265		3,540,259		2,687,610

Income before income taxes	4,933,660		4,223,882		1,729,707		1,697,222
Provision for income taxes	1,568,056		(66,107)		649,234		637,660

Net income	$3,365,604		$4,289,989		$1,080,473		$1,059,562

Net income per share – basic	$0.48	*	$0.62	*	$0.15	*	$0.15	*

Net income per share – diluted	$0.44	*	$0.57	*	$0.14	*	$0.14	*

Weighted average common shares outstanding - basic	6,979,039	*	6,940,999	*	7,037,434	*	6,941,005	*

Weighted average common shares outstanding - diluted	7,585,590	*	7,485,750	*	7,649,393	*	7,485,754	*

*	Adjusted to reflect one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$3,365,604	$4,289,989
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(133,320)	(19,013)
Depreciation and amortization	416,810	441,522
Provision for loan losses	1,290,000	815,000
Gain on sales of investment securities available-for-sale	468,351	207,690
Gain on sales of premises and equipment	(3,581)	0
Change in other assets	(2,221,635)	(77,222)
Change in deferred tax asset	(700,370)	(1,264,398)
Change in other liabilities	3,335,360	2,281,364
Change in deferred tax liability	(876,971)	(436,631)

Net cash provided by operating activities	4,940,248	6,238,301

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(43,841,445)	(56,915,532)
Proceeds from sales of investment securities available-for-sale	4,335,304	6,867,543
Proceeds from maturities of investment securities available-for-sale	35,305,362	32,980,338
Net increase in loans	(90,940,656)	(45,470,766)
Purchase of cash surrender value life insurance	0	(5,000,000)
Capital expenditures	(604,897)	(141,045)

Net cash used for investing activities	(95,746,332)	(67,679,462)

Cash flows from financing activities:
Net change in deposits	91,167,785	46,323,230
Net change in short-term borrowings	(6,709,000)	(2,498,000)
Net change in long-term borrowings	10,000,000	10,000,000
Proceeds from issuance of common stock in accordance with:
Common Stock Offering (net of direct costs)	25,933,872	0
Stock Option Plan	119,236	1,000
Net change in subordinated debentures	0	3,072,000

Net cash provided by financing activities	120,511,893	56,898,230

Net change in cash and cash equivalents	29,705,809	(4,542,931)
Cash and cash equivalents at January 1	15,090,391	20,131,468

Cash and cash equivalents at September 30	$44,796,200	$15,588,537

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Surplus*	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares*	Amount*
Balance at December 31, 2003	6,940,997	$69,410	$36,342,065	$(6,572,260)	$743,454	$30,582,669
Common stock issued pursuant to:
Stock Option Exercises	250	2	998			1,000
Comprehensive income:
Net income				4,289,988		4,289,988
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					178,604	178,604

Total comprehensive income						4,468,592

Balance at September 30, 2004	6,941,247	$69,412	$36,343,063	$(2,282,272)	$922,058	$35,052,261

Balance at December 31, 2004	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$35,558,306
Common stock issued pursuant to:
Common Stock Offering (net of direct costs)	1,755,000	17,550	25,916,553			25,934,103
Stock Option Exercises	12,861	129	119,107			119,236
Fractional shares	(17)	0	(231)			(231)
Comprehensive income:
Net income				3,365,604		3,365,604
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(1,493,220)	(1,493,220)

Total comprehensive income						1,872,384

Balance at September 30, 2005	8,709,091	$87,091	$62,378,492	$2,168,350	$(1,150,135)	$63,483,798

*	Adjusted to reflect one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – General

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2004 is derived from the consolidated audited financial statements of Nexity Financial Corporation (the “Corporation”). The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The information contained in the notes to consolidated financial statements included in Nexity Financial Corporation’s Registration Statement on Form 10 for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

At September 30, 2005, the Corporation operated through headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston-Salem, North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at September 30, 2005, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

At September 30, 2005, the Corporation had a stock option plan, which is described more fully in Note 16 to the consolidated financial statements in the Corporation’s Form 10. The Corporation has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. The Corporation adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which allows an entity to continue to measure compensation cost for those plans using a fair value method of accounting prescribed in Opinion 25. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. The Corporation uses the minimum value option pricing method. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options. The following table provides pro forma net income and earnings per share information, as if the Corporation had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Net Income
Net income, as reported	$1,080,473		$1,059,562		$3,365,604		$4,289,989
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(15,497)		(19,477)		(46,334)		(58,430)

Pro forma net income	$1,064,976		$1,040,085		$3,319,270		$4,231,559

Basic Earnings Per Share
As reported	$0.15	*	$0.15	*	$0.48	*	$0.62	*
Pro forma	0.15	*	0.15	*	0.48	*	0.61	*

Diluted Earnings Per Share
As reported	$0.14	*	$0.14	*	$0.44	*	$0.57	*
Pro forma	0.14	*	0.14	*	0.44	*	0.57	*

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the minimum value option-pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expected life (in years)	0.00	0.00	2.78	3.18
Expected volatility	N/A	N/A	N/A	N/A
Risk-free interest rate	0.00%	0.00%	3.35%	2.44%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	$0.00	$0.00	$1.28	$1.00

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123R. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS No. 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited.

Effective April 21, 2005 the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after September 15, 2005 instead of SFAS123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after September 15, 2005.

Nexity will adopt SFAS No.123R on January 1, 2006 and is currently assessing the impact of adopting the provisions of this standard.

On June 1, 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections,” a replacement of APB 20 and Statement 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes in the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.

*	Adjusted to reflect one-for-four reverse stock split effected on September 1, 2005.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at September 30, 2005 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$47,007,565	$421,120	$1,937,200	$47,996	$48,944,765	$469,116
Mortgage-backed securities	74,710,556	955,967	28,908,559	789,384	103,619,115	1,745,351
Other debt securities	0	0	0	0	0	0

Total debt securities	121,718,121	1,377,087	30,845,759	837,380	152,563,880	2,214,467
Equity securities	0	0	0	0	0	0

Total investment securities	$121,718,121	$1,377,087	$30,845,759	$837,380	$152,563,880	$2,214,467

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. The Corporation has both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

The Corporation had $910,655 in unamortized other intangible assets at September 30, 2005 and 2004, and December 31, 2004. The other intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Corporation stopped amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the nine months ended September 30, 2005 and 2004.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and net income per share – diluted calculations:

	For the three months ended September 30,				For the nine months ended September 30,
	2005		2004		2005		2004
Net income per share – basic computation
Net income	$1,080,473		$1,059,562		$3,365,604		$4,289,989
Income applicable to common shareholders	$1,080,473		$1,059,562		$3,365,604		$4,289,989
Weighted average common shares outstanding – basic	7,037,434	*	6,941,005	*	6,979,039	*	6,940,999	*

Net income per share – basic	$0.15	*	$0.15	*	$0.48	*	$0.62	*

Net income per share – diluted computation
Income applicable to common shareholders	$1,080,473		$1,059,562		$3,365,604		$4,289,989

Weighted average common shares outstanding – basic	7,037,434	*	6,941,005	*	6,979,039	*	6,940,999	*
Incremental shares from assumed conversions:
Stock options	611,959	*	544,749	*	606,551	*	544,751	*

Weighted average common shares outstanding – diluted	7,649,393	*	7,485,754	*	7,585,590	*	7,485,750	*

Net income per share – diluted	$0.14	*	$0.14	*	$0.44	*	$0.57	*

Options to purchase 1,879,866* and 1,899,288* shares of common stock at a price range of $4* to $20* per share were outstanding at September 30, 2005 and 2004, respectively.

*	Adjusted to reflect one-for-four reverse stock split effected on September 1, 2005.

Note 5 – Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public business enterprises report certain information about operating segments in their annual financial statements. It also requires that enterprises disclose information about products and services provided by significant segments, geographic areas, major customers, differences between the measurement used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in measurement of segment amounts from period to period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the nine months ended September 30, 2005. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be attained for any other period. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

The following discussion and analysis should be read in conjunction with the financial information and the consolidated financial statements (including the notes thereto) contained in this document as well as the Registration Statement on Form 10 for the year ended December 31, 2004. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

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

(v) the inability of our bank subsidiary, Nexity Bank, to satisfy regulatory requirements,

(vi) our ability to keep pace with technological changes, and

(vii) changes in the legislative and regulatory environment, including compliance with the various provisions of the

        Sarbanes-Oxley Act of 2002.

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

Overview

We were founded in 1999 and operate as a bank holding company that competes in two areas of the commercial banking industry, correspondent banking and Internet banking. Our correspondent banking division markets to community banks primarily in the southeastern United States and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States via the Internet.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 66.9% of total revenue for the nine months of 2005. No other product or service accounts for 15 percent or more of total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding and we generate approximately 90% of our loan production through loan participations with community banks. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as Nexity and to financial institutions of a similar size. The primary performance ratios include earnings per share, return on assets, and return on equity. Most commercial bank’s, including Nexity’s, primary source of revenue is net interest income. Our net interest income accounted for 90.7% of total revenue for the first nine months of 2005 compared to 89.5% for the same period in 2004. Interest income on loans accounted for 74.4% of total interest income for the nine months ended September 30, 2005 compared to 68.3% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first nine months of 2005 we have experienced an improving trend in credit quality as net charge-offs have decreased and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the loan section of management’s discussion and analysis.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have increased at a much slower pace. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, Nexity’s net interest margin has remained stable. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management section of management’s discussion and analysis.

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

Third Quarter Financial Highlights

For the third quarter of 2005, we reported net income of $1.08 million, up 2.0% from $1.06 million reported for the third quarter of 2004. Net income per basic share for the quarters ended September 30, 2005 and 2004 was $0.15. Net income per diluted share for the quarters ended September 30, 2005 and 2004 was $0.14. Net income was up slightly primarily because of a $1.2 million increase in net interest income.

Our net interest income increased to $5.5 million in the third quarter of 2005 from $4.2 million in the same period in 2004. This increase was primarily attributable to the increased volume of earning assets and a higher net interest margin. Average earning assets increased 23.3% to $688.5 million or 98.0% of average total assets in the third quarter of 2005, compared with $558.5 million or 98.5% in the same period in 2004. The net interest margin for the second quarter of 2005 was 3.15%, up from 3.03% in the third quarter of 2004.

The provision for loan losses increased $225,000 in the third quarter of 2005 compared to the third quarter of 2004. This increase was primarily due to loan growth. Net charge-offs totaled $128,644 or 0.11% of average loans, on an annualized basis in the third quarter of 2005, compared to 0.06% in the third quarter of 2004. Non-accrual loans decreased $1.6 million, and other real estate increased $1.1 million compared to third quarter 2004 levels. Loans past due greater than 90 days were none at September 30, 2005 and 2004.

Noninterest income decreased 22.1% in the third quarter of 2005 compared to the same period in 2004, mostly due to lower gains on sales of investment securities and lower brokerage and investment services income. There were no gains on the sales of investment securities in the third quarter of 2005, compared to $78,518 in the same period of 2004. The gains recognized in 2004 were primarily due to one securities transaction, which was nonrecurring. Brokerage and investment services income was down $68,485 or 27.9% during the third quarter of 2005 as compared to the same quarter in 2004. As the yield curve flattened, the demand from correspondent bank customers for fixed income securities has declined.

Noninterest expense was up 31.7% in the third quarter of 2005 compared to the same period in 2004, mostly due to higher spending for salaries and employee benefits. Salaries and employee benefits were up 35.4% and net occupancy expense was up 11.0% compared to the third quarter of 2004. The increases are primarily related to the expansion of our correspondent banking business. Equipment expense was up 6.5% and other operating expense was up 32.8% compared to the third quarter of 2004. The increase in other operating expense is related to increased spending for travel and lodging, telephone and data communications, and accounting fees.

Nine Months Financial Highlights

For the nine months ended September 30, 2005, we reported net income of $3.4 million, down 21.5% from $4.3 million reported for the first nine months of 2004. Net income per basic share for the nine months ended September 30, 2005 was $0.48, down from $0.62 per basic share for the nine months ended September 30, 2004. Net income per diluted share for the nine months ended September 30, 2005 was $0.44, down from $0.57 per diluted share for the same period in 2004. Net income was down primarily because of a $1.6 million increase in the provision for income taxes. We realized tax benefits from loss carry-forwards from previous years which reduced income tax expense in 2004 by $1.2 million or $0.16 per diluted share.

Our net interest income increased to $14.8 million in the first nine months of 2005 from $11.9 million in the same period in 2004. This increase was primarily attributable to the increased volume of earning assets and a higher net interest margin. Average earning assets increased 19.4% to $645.7 million or 98.2% of average total assets in the first nine months of 2005, compared with $540.6 million or 98.4% in the same period in 2004. The net interest margin improved to 3.06% for the first nine months of 2005 from 2.94% for the same period in 2004.

The provision for loan losses increased $475,000 in the first nine months of 2005 compared to the first nine months of 2004. This increase was primarily due to loan growth since net charge-offs were lower in 2005.

Noninterest income increased 8.6% in the first nine months of 2005 compared to the same period in 2004, mostly due to higher gains on sales of investment securities.

For the nine months ended September 30, 2005, noninterest expense was up 21.9% from the same period in 2004, mostly due to higher spending for salaries and employee benefits. In the first nine months of 2005, additional staff was hired in the areas of correspondent lending, clearing and cash management, and investment services.

Total assets were $734.7 million at September 30, 2005, up 25.4% from $586.0 million at September 30, 2004, and 23.4% from $610.8 million at December 31, 2004. Loans were $478.2 million at September 30, 2005, up 29.5% from $369.3 million at September 30, 2004, and 15.2% from $387.5 million at December 31, 2004.

At September 30, 2005, nonperforming assets as a percent of total loans and other real estate owned decreased to 0.36% from 0.62% at September 30, 2004. Net charge-offs as a percent of average loans decreased to 0.07% for the first nine months of 2005 from 0.11% for the same period in 2004.

Deposits grew to $547.9 million at September 30, 2005, mostly fueled by growth in certificates of deposits. Long-term debt was $105.0 million at September 30, 2005 compared to $96.8 million at September 30, 2004, and $95.0 million at December 31, 2004.

Critical Accounting Policies and Estimates

Our accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in our consolidated financial statements. As such, the following policies are considered “critical accounting policies” for us.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will eventually generate sufficient operating earnings to realize the deferred tax benefits. Our 1999 to 2004 consolidated income tax returns are open for examination. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Earnings Review

The primary factors affecting the decrease in net income in the first nine months of 2005 were a $1.6 million increase in the income tax accrual, a $475,000 or 58.3% increase in the provision for loan losses and a $1.8 million or 21.9% increase in noninterest expense. These changes were partially offset by a $2.9 million or 24.2% increase in net interest income and a $120,687 or 8.6% increase in noninterest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income on a tax equivalent basis for the three months and nine months ended September 30, 2005 and 2004.

Comparative Average Balance Sheets – Yields and Costs

	Three months ended September 30,
	2005			2004
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$470,106,189	$8,460,765	7.14%	$350,228,191	$4,969,177	5.63%
Investment securities, taxable (2)	203,222,301	2,325,952	4.58	194,801,296	2,209,945	4.54
Interest-bearing balances due from banks	2,776,961	34,811	4.97	5,320,021	25,231	1.88
Trading securities	0	0	0.00	164,080	896	2.17
Federal funds sold and securities purchased under agreements to resell	12,351,544	113,598	3.65	7,955,645	30,858	1.54

Total interest-earning assets	688,456,995	10,935,126	6.31%	558,469,233	7,236,107	5.15%

Noninterest-earning assets:
Cash and due from banks	3,329,460			2,498,323
Premises and equipment	1,118,125			868,422
Other, less allowance for loan losses	9,531,931			5,256,272

Total noninterest-earning assets	13,979,516			8,623,017

TOTAL ASSETS	$702,436,511			$567,092,250

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,800,191	8,253	0.86%	$4,431,996	9,691	0.87%
Savings	459,942	1,433	1.24	494,379	1,535	1.23
Money market	238,046,932	1,909,614	3.18	213,935,422	970,878	1.80
Time deposits	287,271,827	2,433,214	3.36	198,571,556	1,144,523	2.29

Total interest-bearing deposits	529,578,892	4,352,514	3.26	417,433,353	2,126,627	2.02
Federal funds purchased and securities sold under agreements to repurchase	4,202,609	35,706	3.37	6,743,304	23,379	1.38
Long-term debt	104,663,043	888,578	3.40	92,565,217	702,405	3.04
Subordinated debentures	12,372,000	202,918	6.51	12,372,000	140,193	4.50

Total interest-bearing liabilities	650,816,544	5,479,716	3.34%	529,113,874	2,992,604	2.24%

Noninterest-bearing liabilities:
Demand deposits	4,347,057			2,087,383
Other liabilities	7,192,277			4,374,236

Total noninterest-bearing liabilities	11,539,334			6,461,619

Stockholders’ equity	40,080,633			31,516,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,436,511			$567,092,250

Net interest income		$5,455,410			$4,243,503

Interest income/earning assets			6.31%			5.15%
Interest expense/earning assets			3.16			2.13

Net interest income/earning assets			3.15%			3.03%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Comparative Average Balance Sheets – Yields and Costs

	Nine months ended September 30,
	2005			2004
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$423,985,397	$21,416,498	6.75%	$338,653,765	$14,038,390	5.54%
Investment securities, taxable (2)	202,666,279	6,895,615	4.54	183,913,031	6,328,575	4.59
Interest-bearing balances due from banks	3,565,946	110,288	4.14	5,956,873	77,705	1.74
Trading securities	732	0	0.00	182,475	8,838	6.47
Federal funds sold and securities purchased under agreements to resell	15,477,814	353,822	3.06	11,887,100	103,579	1.16

Total interest-earning assets	645,696,168	28,776,223	5.96%	540,593,244	20,557,087	5.08%

Noninterest-earning assets:
Cash and due from banks	3,260,070			2,512,212
Premises and equipment	916,568			924,816
Other, less allowance for loan losses	7,550,167			5,301,345

Total noninterest-earning assets	11,726,805			8,738,373

TOTAL ASSETS	$657,422,973			$549,331,617

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,042,387	26,202	0.87%	$7,234,065	49,957	0.92%
Savings	515,506	4,758	1.23	541,017	4,863	1.20
Money market	224,518,168	4,734,953	2.82	211,846,919	2,771,115	1.75
Time deposits	264,930,275	6,150,913	3.10	187,273,023	3,173,753	2.26

Total interest-bearing deposits	494,006,336	10,916,826	2.95	406,895,024	5,999,688	1.97
Federal funds purchased and securities sold under agreements to repurchase	4,652,631	99,287	2.85	3,002,429	28,554	1.27
Long-term debt	99,787,545	2,422,620	3.24	90,636,861	2,044,647	3.01
Subordinated debentures	12,372,000	556,615	6.02	10,893,591	579,983	7.11

Total interest-bearing liabilities	610,818,512	13,995,348	3.06%	511,427,905	8,652,872	2.26%

Noninterest-bearing liabilities:
Demand deposits	4,195,786			2,223,274
Other liabilities	5,417,354			3,850,649

Total noninterest-bearing liabilities	9,613,140			6,073,923

Stockholders’ equity	36,991,321			31,829,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,422,973			$549,331,617

Net interest income		$14,780,875			$11,904,215

Interest income/earning assets			5.96%			5.08%
Interest expense/earning assets			2.90			2.14

Net interest income/earning assets			3.06%			2.94%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans has been included in revenues.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $2.9 million or 24.2% during the first nine months of 2005 compared to the same period in 2004. This increase was primarily attributable to increases in the volume of earning assets and net interest margin.

Interest income on a tax equivalent basis increased $8.2 million or 40.0% in the first nine months of 2005 due to the increased volume of earning assets and a higher yield on earning assets which increased to 5.96% in the first nine months of 2005 from 5.08% in the first nine months of 2004. Average earning assets increased 19.4% to $645.7 million or 98.2% of average total assets in 2005, compared with $540.6 million or 98.4% in 2004. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $85.3 million or 25.2%. Average investment securities increased $18.8 million or 10.2%. The yield on earning assets increased 88 basis points in 2005 because the yields on loans were higher due to the increase in interest rates.

The Federal Reserve increased the federal funds target rate by 25 basis points on September 20, 2005, August 9, 2005, June 30, 2005, May 3, 2005, March 22, 2005, and February 2, 2005 and 125 basis points during 2004. The prime lending rate increased by the same amount at each of these time periods.

During 2005, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 65.7% of average earning assets in the first nine months of 2005 versus 62.6% in the same period in 2004. The yield on loans increased 121 basis points from 5.54% in the first nine months of 2004 to 6.75% in the same period in 2005 largely due to higher loan rates during 2005. The majority of the Corporation’s loans are variable rate loans. The interest rates on these loans increased as the prime lending rate increased. The yield on investment securities decreased from 4.59% in the first nine months of 2004 to 4.54% in the first nine months of 2005 as higher yielding investments matured, were called or prepaid. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 190 basis points from 1.16% in the first nine months of 2004 to 3.06% in the first nine months of 2005. The yield on interest-bearing deposits with banks increased 240 basis points from 1.74% in the first nine months of 2004 to 4.14% for the same period in 2005.

The cost of funding sources increased $1.0 million or 37.2% in the first nine months of 2005 compared to the same period in 2004, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $99.4 million or 19.4% in the first nine months of 2005 compared to the same period in 2004. Interest-bearing deposits were up $87.1 million or 21.4%, primarily driven by growth in time deposits. Average long-term debt increased $9.2 million or 10.1% in the first nine months of 2005 compared to the first nine months of 2004. Average long-term debt was 16.3% of interest-bearing liabilities during the first nine months of 2005 versus 17.7% during the same period in 2004. The average rate paid on interest-bearing liabilities increased 80 basis points from 2.26% in the first nine months of 2004 to 3.06% in the same period in 2005, primarily due to the increased interest rate environment. The cost of deposits increased 98 basis points to 2.95% for the first nine months of 2005 versus 1.97% for the same period in 2004. The primary reasons for this increase were the increased interest rate environment, more aggressive growth requirements due to improved loan demand, and a higher level of certificates of deposit. The average rate paid on subordinated debt decreased 109 basis points from 7.11% in the first nine months of 2004 to 6.02% in the same period in 2005, because we paid off 9.0% subordinated debt on September 1, 2004 and replaced it with 3-month LIBOR plus 2.8% subordinated debt. Interest-bearing liabilities were 94.6% of earning assets during the first nine months of 2005 and for the same period in 2004.

The net interest margin increased 12 basis points from 2.94% for the first nine months of 2004 to 3.06% for the first nine months of 2005. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds were 5.4% of earning assets in the first nine months of 2005 and the same period in 2004.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $1,290,000 and $815,000 in the first nine months of 2005 and 2004, respectively. The higher provision for loan losses was primarily due to stronger loan growth in the first nine months of 2005.

Net loan charge-offs were $222,171, or 0.07% of average loans on an annualized basis in the first nine months of 2005 compared to $279,664, or 0.11% of average loans in the first nine months of 2004. The allowance for loan losses totaled 1.25% of loans as of September 30, 2005 compared to 1.26% at September 30, 2004 and 1.27% at December 31, 2004. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses.”

Noninterest Income

Noninterest income for the Corporation consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. As we mature, noninterest income will become a more important contributing factor to our overall profitability. Noninterest income increased $120,687 or 8.6% in the first nine months of 2005 compared to the same period in 2004.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees are generated through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income decreased 28.0% in the first nine months of 2005 compared to the same period in 2004. As the yield curve flattened, the demand from correspondent bank customers for fixed income securities has declined.

Commissions and fees primarily include revenues from debit card services and loan participation fees. Commissions and fees decreased $42,663 during the first nine months of 2005 compared to the same period in 2004 due to lower loan participation fee income.

Gains on sales of investment securities were $468,351 during the first nine months of 2005 compared to $207,690 for the same period in 2004. These net gains result primarily from investment strategies used to take advantage of current market conditions and sales of short-term securities to provide liquidity for loan demand.

Service charges on deposit accounts increased $27,031 in the first nine months of 2005 compared to the same period in 2004 due to higher correspondent banking analysis service charges.

Other operating income is higher in the first nine months of 2005 compared to the first nine months of 2004 due to an increase of $49,097 in earnings on cash surrender value life insurance. We purchased $5.0 million of life insurance on certain officers in 2004.

Noninterest Expense

Noninterest expense increased $1.8 million or 21.9% in the first nine months of 2005 compared to the same period in 2004. Noninterest expense was higher primarily due to higher salaries and employee benefits.

Salaries and employee benefits, the largest component of noninterest expense, totaled $6.3 million and $4.8 million in the first nine months of 2005 and 2004, respectively. The increase during the first nine months of 2005 was primarily due to investment in new personnel and increased incentive pay related to loan production and investment division sales as the Corporation’s performance improved. We employed 84.5 and 73 full time equivalent employees at September 30, 2005 and September 30, 2004, respectively. Merit increases also contributed to this increase.

Net occupancy expense increased $31,816 during the first nine months of 2005 compared to the first nine months of 2004, largely due to opening and developing correspondent lending offices in Texas and North Carolina in 2004 and 2005. Net equipment expense increased $931.

Other operating expense increased $239,499 in the first nine months of 2005 compared to the same period in 2004. The increase in other operating expense was primarily due to higher travel and lodging expense, software maintenance expense, and accounting fees. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Travel and lodging	$87,522	$46,091	$218,478	$181,729
Telephone and data communications	78,615	44,736	177,040	202,223
Software maintenance contracts	61,613	47,109	178,844	142,921
Director fees	78,000	84,000	244,000	245,750
Accounting fees	52,555	37,000	164,860	97,805
Investment seminars	47,966	43,638	142,189	135,945
Advertising	51,278	45,277	146,455	136,083
Postage, freight, & courier service	46,310	43,353	141,789	124,814
Franchise tax	41,250	41,250	123,750	123,750
Home equity closing costs	26,901	37,972	105,925	133,200
Other	474,391	317,376	1,234,342	1,113,953

Total	$1,046,401	$787,802	$2,877,672	$2,638,173

Income Taxes

Nexity Financial Corporation and its subsidiaries file a consolidated federal income tax return. We account for income taxes using the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this method, our deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

From time to time we engage in business plans that may also have an effect on its tax liabilities. If the tax effects of a plan are significant, our practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged. We have obtained the opinion of advisors that the tax aspects of certain plans should prevail. Examination of our income tax returns or changes in tax law may impact the tax benefits of these plans.

The provision for income tax during the first nine months of 2005 increased $1.6 million compared to the first nine months of 2004. Tax benefits from loss carry-forwards from previous years totaling $1.2 million reduced income tax expense in 2004. Our effective income tax rate was 31.8% for the first nine months of 2005 compared to a rate of –1.6% in the first nine months of 2004. The effective tax rate increased in the first nine months of 2005 compared to the same period in 2004 primarily due to higher levels of income before taxes and a lower level of remaining loss carry-forwards from previous years. In 2004, we realized substantially all of our loss carry-forwards from previous years and expect our tax expense to more closely reflect statutory federal and state income tax rates going forward.

Our federal and state income tax returns for the years 2002 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Our valuation allowances were zero at September 30, 2005 and $267,157 at September 30, 2004. In the second quarter of 2005, we determined, based on a state tax court ruling, that certain state tax benefits related to net operating loss carry-forwards would be utilized. We reversed a valuation allowance related to these tax benefits in the amount of $267,157 during the second quarter of 2005. At September 30, 2005 there was no remaining valuation allowance relating to deferred tax assets.

Balance Sheet Review

Investment Securities

The investment securities serves as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are classified as available-for-sale and are recorded at fair value. We primarily invest in securities of U.S. Government agencies and corporations and mortgage related securities with average lives approximating five years.

Investment securities were $202.2 million at September 30, 2005, compared with $193.2 million at September 30, 2004. At September 30, 2005, investment securities represented 27.5% of total assets compared with 33.0% at September 30, 2004. The primary reason for the decrease in the mix of investment securities was improved loan demand. The Corporation had an unrealized loss on investment securities available-for-sale, net of tax, of $1.2 million at September 30, 2005, compared with an unrealized gain of $0.92 million at the same time last year. The decrease in the value of the portfolio was primarily related to the increasing interest rate environment over the last year as long-term interest rates were higher at September 30, 2005 versus September 30, 2004. If interest rates continue to rise, we expect to continue to have a net unrealized loss.

Investment Securities Portfolio Composition

	September 30,		December 31, 2004
	2005	2004
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$55,925,565	$47,560,356	$55,317,008
Mortgage-backed securities	132,980,427	131,880,945	131,084,626
Other debt securities	6,579,400	8,259,729	8,215,300

Total debt securities	195,485,392	187,701,030	194,616,934
Equity securities	6,669,025	5,473,525	6,041,925

Total	$202,154,417	$193,174,555	$200,658,859

Total securities as a percentage of total assets	27.51%	32.97%	32.85%

Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	27.67%	24.62%	27.57%
Mortgage-backed securities	65.78	68.27	65.33
Other debt securities	3.25	4.28	4.09

Total debt securities	96.70	97.17	96.99
Equity securities	3.30	2.83	3.01

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized gain on available-for-sale securities were $202.7 million during the first nine months of 2005, an increase of 10.2% from the $183.9 million in 2004. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield decreased slightly in the first nine months of 2005 to 4.54% from 4.59% in 2004. The decrease in yield was the result of higher yielding agency securities that were called and reinvested at lower yields and mortgage securities that prepaid and the proceeds were invested at lower yields.

The duration of the debt securities portfolio decreased to approximately 4.3 years at September 30, 2005 from approximately 4.9 years at September 30, 2004. If interest rates continue to rise, the duration of the portfolio could extend.

We realized $468,351 in gains from the sale of $4.3 million of available-for-sale securities during the nine months ended September 30, 2005 versus $207,690 in gains from the sale of $6.9 million of available-for-sale securities during the same period in 2004.

Loans

Loans, the largest component of earning assets, totaled $478.2 million and represented 65.1% of total assets and 87.3% of total deposits at September 30, 2005, compared with $369.3 million and 63.0% of total assets and 85.0% of total deposits at September 30, 2004. During the first nine months of 2005, average loans grew 25.2% to $424.0 million from $338.7 million during the same period in 2004. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

The primary strategy for loan generation is buying loan participations from community banks. Community banks sell loan participations primarily due to legal lending limitations, liquidity purposes, and other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Georgia, Alabama, Florida, Texas, North Carolina, and South Carolina. Our lenders have a high level of experience dealing with community banks and analyzing the different types of loans in these market areas.

Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of the Corporation’s market areas. Our loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

The loans generated through community banks include loan participations that are typically real estate construction loans and commercial real estate loans, and loans secured by common stock of community banks. Since the construction and commercial real estate loans are typically over the community bank’s legal lending limit, the size of the loan is usually between $1 million and $5 million. We use standard underwriting policies and procedures for each loan participation purchased. These loans are geographically dispersed through our market areas and are not concentrated in one small geographic region or state. We attempt to minimize the risk by generally making a significant amount of these type loans only on owner-occupied properties, by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

We have established concentration limits on real estate construction loans of 275.0% of total capital and at September 30, 2005, these loans totaled $155.1 million or 205.5% of total capital. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at September 30, 2005, these loans totaled $58.9 million or 78.0% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first nine months of 2005, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at September 30, 2005 and 2004. Commercial, financial, and agricultural loans increased 26.4% from 2004 and represent 22.2% of gross loans at September 30, 2005. Real estate-construction loans, which were 32.4% of gross loans at September 30, 2005, increased 72.0% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 10.4% from 2004 and represent 33.3% of gross loans at September 30, 2005. Installment loans to individuals, which include residential real estate loans, represent 5.1% of gross loans and increased 17.7% during 2005. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Home equity lines of credit increased 17.3% from 2004 and represent 6.8% of gross loans at September 30, 2005. Home equity lines of credit increased due to more aggressive marketing and a new product offering. Lease financing receivables, which represent 0.2% of gross loans at September 30, 2005, decreased 63.2% compared to the previous year. Lease financing receivables were lower in 2005 because we discontinued marketing this product in 2000 due to credit quality concerns with this product line going forward. Other loans increased $84,463 from 2004 and represent 0.03% of gross loans at September 30, 2005.

	September 30,
	2005	2004
Commercial, financial, and agricultural	$106,176,626	$83,979,101
Real estate – construction	155,119,511	90,204,174
Real estate – mortgage	159,184,477	144,230,834
Installment loans to individuals	24,325,153	20,671,474
Home equity lines of credit	32,312,872	27,550,396
Lease financing receivables	936,814	2,543,044
Other	167,041	82,478

Gross loans	478,222,494	369,261,501
Unearned income	(670)	(11,102)

Total loans, net of unearned income	$478,221,824	$369,250,399

Total loans as a percentage of total assets	65.09%	63.01%

Commercial, financial, and agricultural	22.20%	22.74%
Real estate – construction	32.44	24.43
Real estate – mortgage	33.29	39.06
Installment loans to individuals	5.09	5.60
Home equity lines of credit	6.76	7.46
Lease financing receivables	0.19	0.69
Other	0.03	0.02

Gross loans	100.00%	100.00%

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we measure loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is our policy to apply the provisions of SFAS No. 114 to all impaired commercial, commercial real estate, and real estate construction loans on a loan-by-loan basis.

Nonperforming assets consist of nonaccrual loans on which the ultimate collection of the full amount of principal and/or interest is uncertain, restructured loans, loans past due 90 days or more as to principal or interest, and other real estate owned. The Corporation does not have any foreign loans or loans for highly leveraged transactions.

Nonperforming Assets

	September 30,		December 31, 2004
	2005	2004
Nonaccrual loans	$64,570	$1,703,525	$1,811,446
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned and personal property repossessions)	1,662,090	589,243	82,000

Total nonperforming assets	$1,726,660	$2,292,768	$1,893,446

Total nonperforming assets as a percentage of loans and foreclosed property	0.36%	0.62%	0.49%
Allowance for loan losses to nonperforming loans	9,260.72 x	272.26 x	271.15 x

At September 30, 2005, nonperforming assets decreased $566,108 to $1,726,660, compared with $2,292,768 reported at September 30, 2004. The decrease in nonperforming assets was primarily due to the sale of a house that was held as other real estate at September 30, 2004. There were no loans past due 90 days or more at September 30, 2005. Foreclosed property consisted of one construction loan that was foreclosed in 2005. The nonperforming assets to total loans and other real estate owned ratio was 0.36% on September 30, 2005, compared to 0.62% on September 30, 2004.

Allowance for Loan Losses

An analysis of activity in the allowance for loan losses is presented in the table below. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs.

Our provision for loan losses is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management’s analysis of economic conditions and the resulting impact on the Corporation’s loan portfolio.

A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the loan origination staff. Their work is supplemented with reviews by our internal audit staff and loan review staff. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

We determine our allowance for loan losses in accordance with SFAS No. 114 and SFAS No. 5. In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans.

An analysis of activity in the allowance for loan losses at and for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004 is presented in the following table:

	At and for the nine months ended September 30,		At and for the year ended December 31, 2004
	2005	2004
Balance at beginning of year	$4,911,819	$4,102,626	$4,102,626
Provision for loan losses	1,290,000	815,000	1,115,000
Recoveries on loans previously charged off	10,065	30,634	34,981
Loans charged off	(232,236)	(310,298)	(340,788)

Balance at end of period	$5,979,648	$4,637,962	$4,911,819

Average Loans	$423,985,397	$338,653,765	$347,935,675
Loans, end of period	478,221,824	369,250,399	387,503,339
Net charge-offs as a percentage of average loans (annualized)	0.07%	0.11%	0.09%
Allowance for loan losses as a percentage of loans	1.25	1.26	1.27
Allowance for loan losses to nonperforming loans	9,260.72 x	272.26 x	271.15 x

At September 30, 2005 and 2004, we had $346,347 and $1,736,857, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $150,963 and $518,361 at September 30, 2005 and 2004, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 2005 and 2004. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.07% during the first nine months of 2005 and 0.11% for the same period in 2004. A $1,290,000 provision for loans losses was made in 2005, compared with $815,000 in 2004. The level of the provision for loan losses during the first nine months of 2005 was directly related to improved loan growth in 2005 since net charge-offs decreased and the overall improvement in credit quality.

The provision for loan losses was made to reflect potential losses inherent in the loan portfolio at the balance sheet date. Specific reserves are provided on individual loans for which management believed were impaired. The specific reserves are determined on loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves.

Although it is our policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

Funding Sources

Total deposits were $547.9 million and represented 74.6% of total assets at September 30, 2005, compared with $434.6 million and 74.2% of total assets at September 30, 2004. During the first nine months of 2005, average deposits grew 21.8% to $498.2 million from $409.1 million for the same period in 2004, primarily due to our competitive rates offered to commercial and consumer customers. In 2005, the mix of interest-bearing deposits changed as average certificates of deposit increased 41.5%, while average money market deposits grew 6.0%. Average certificates of deposit represented 53.2% of average deposits in 2005 and 45.8% in 2004. Average money market accounts represented 45.1% of average deposits in 2005 and 51.8% in 2004.

Types of Deposits

	September 30,		December 31, 2004
	2005	2004
Noninterest – bearing demand deposits	$3,433,076	$3,509,928	$3,319,315
Interest – bearing checking	4,548,318	4,281,522	4,368,349
Money market accounts	236,450,740	202,804,217	218,949,539
Savings accounts	421,896	481,518	518,158
Brokered deposits	39,694,000	34,797,000	34,698,000
Time deposits under $100,000	169,074,296	128,193,726	133,361,315
Time deposits of $100,000 or more	94,236,801	60,510,536	61,476,666

Total Deposits	$547,859,127	$434,578,447	$456,691,342

Noninterest – bearing demand deposits	0.6%	0.8%	0.7%
Interest – bearing checking	0.8	1.0	1.0
Money market accounts	43.2	46.7	47.9
Savings accounts	0.1	0.1	0.1
Brokered deposits	7.2	8.0	7.6
Time deposits under $100,000	30.9	29.5	29.2
Time deposits of $100,000 or more	17.2	13.9	13.5

Total Deposits	100.0%	100.0%	100.0%

The table below shows a maturity schedule for time deposits of $100,000 or more at September 30, 2005 and December 31, 2004.

Maturity Distribution of Time Deposits of $100,000 or More

	September 30, 2005	December 31, 2004
Three months or less	$25,748,724	$21,194,081
Over three through nine months	29,443,105	11,904,266
Over nine through twelve months	34,271,477	24,034,481
Over twelve months	4,773,495	4,343,838

Total outstanding	$94,236,801	$61,476,666

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $1.7 million to $4.7 million during the first nine months of 2005 from $3.0 million for the same period in 2004. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At September 30, 2005, the pool of federal funds totaled $193.6 million of which we used $0.6 million as a funding source compared with $49.7 million and $2.5 million, respectively at September 30, 2004.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $105.0 million at September 30, 2005, versus $95.0 million at September 30, 2004. Fixed interest rates on these advances ranged from 1.90% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2005 to 2015. The increase in long-term borrowings during 2005 reflects management’s efforts to extend its maturities for interest rate risk management.

Type of Borrowings

	September 30,		December 31, 2004
	2005	2004
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$555,000	$2,502,000	$7,264,000

Long-Term Borrowings
FHLB Advances	105,000,000	95,000,000	95,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000
Note Payable	0	1,750,000	0

Total Long-Term Borrowings	117,372,000	109,122,000	107,372,000

Total Borrowings	$117,927,000	$111,624,000	$114,636,000

We have a line of credit with Flag Bank of $7,000,000 of which none was outstanding at September 30, 2005 and $1,750,000 was outstanding at September 30, 2004. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on September 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At September 30, 2005, stockholders’ equity was $63.5 million versus $35.1 million at September 30, 2004. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering and retention of earnings. We have not paid any cash dividends.

Book value per share at September 30, 2005 and 2004 was $7.29 and $5.05, respectively. Tangible book value per share at September 30, 2005 and 2004 was $7.18 and $4.92, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At September 30, 2005 and December 31, 2004, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 10.81% and 7.83% at September 30, 2005 and 2004, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 12.72% and 9.84% at September 30, 2005 and 2004, respectively, and a total risk-based capital ratio of 13.73% and 11.00% at September 30, 2005 and 2004, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2005, trust preferred securities included in tier 1 capital totaled $12.0 million.

	September 30, 2005	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	13.73%	n/a
Tier 1 risk-based capital	12.72	n/a
Leverage ratio	10.81	n/a

Nexity Bank
Total risk-based capital	12.49%	10.00%
Tier 1 risk-based capital	11.49	6.00
Leverage ratio	9.75	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2005 compared to the year ended December 31, 2004.

	2005	2004
Return on average assets	0.68%	0.96%
Return on average equity	12.16%	16.40%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	5.63%	5.83%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2005 was computed by annualizing the numerator to a twelve-month period.

Market Risk and Asset/Liability Management

Asset/liability management is the process by which we monitor and attempt to control the mix and maturities of our assets and liabilities in order to maximize net interest income. The functions of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities. We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. An ALCO report is presented to the Board of Directors on a quarterly basis.

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

The simulation model uses a budgeted balance sheet and takes into account interest rate changes as well as related assumption changes for various rate scenarios. Factors considered in the model assumptions include contractual maturities, prepayments, repricing characteristics, deposit retention, and the relative sensitivity of assets and liabilities to changes in market interest rates. The model assumptions are updated each quarter. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at September 30, 2005 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	10.29%
1.00	5.13
Flat	—
(1.00)	(5.21)

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

We also calculate EVE under several different rate scenarios. It reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. These rates assume an instantaneous shift in all the yield curves. The table below shows the effect that the indicated changes in interest rates would have on economic value of equity as projected using a static balance sheet for each set of interest rate scenarios compared to the flat interest rate scenario. The economic value of equity represents the fair value of net assets and is in no way indicative of our shareholders’ equity.

Economic Value of Equity Risk Analysis at September 30, 2005

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(13.80)%
Flat	—
(2.00)	5.68

Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of the our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on the Corporation’s net interest margin.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2005 and 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management

Liquidity management involves meeting our cash flow requirements, which arise primarily from withdrawal of deposits, extensions of credit, and payment of operating expenses. Traditional sources of liquidity for a bank include asset maturities, growth in core deposits and earnings. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of September 30, 2005, totaled $105.0 million. At September 30, 2005, we had $115.4 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At September 30, 2005 and December 31, 2004, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2005, we had outstanding standby letters of credit of $8.0 million and unfunded loan commitments outstanding of $214.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Corporation needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At September 30, 2005, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of September 30, 2005, which by their terms have contractual maturity dates subsequent to September 30, 2005 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$4,795	$46	$3,200	$—	$8,041
Lines of credit	86,121	81,500	10,183	36,478	214,282

Total	$90,916	$81,546	$13,383	$36,478	$222,323

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk and Asset/Liability Management” in Item 2, “Management Discussion and Analysis of Financial Condition” and “Results of Operations” for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

On July 26, 2005, the court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff has appealed the decision, and the Alabama Supreme Court has ordered appellate mediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities.

The following transactions are sales of unregistered shares of Common Stock of the Corporation which were issued to executives and officers upon the exercise of rights granted under (i) the Nexity Financial Corporation Incentive Stock Option Plan, or (ii) the Nexity Financial Corporation Amended Incentive Stock Option Plan. No underwriters were involved and no underwriter’s discount or commissions were involved. Exemptions from registration are claimed under Section 4(2) of the Securities Act of 1933 as private placements. The Company received cash or exchanged shares of the Corporation’s Common Stock as the consideration for the transactions.

Identity (1)	Date of Sale	Number of Shares	Price (2)	Type of Transaction
1 Employee	September, 2005	1,250	4.00	Nonqualified Stock Option
1 Employee	September, 2005	500	12.00	Nonqualified Stock Option

Notes:

1.	The transactions are grouped to show sales of stock based upon exercises of rights by employees of the registrant or its subsidiaries under the stock plan, which occurred at the same price during a calendar month.

2.	The per share price paid for nonqualified stock options represents the fair market value of the stock as determined under the terms of the stock plan on the date the nonqualified stock option was granted to the employee.

(b) Use of Proceeds.

Pursuant to a registration statement on Form S-1 (Registration No. 333-127295) filed with the Securities and Exchange Commission, and declared effective on September 20, 2005, we sold to the public in an underwritten firm commitment offering 1,755,000 shares (including an option granted to the underwriters to purchase an additional 255,000 shares to cover over-allotments) of our common stock at $16.00 per share, for an aggregate of approximately $28.08 million. The initial closing of 1.5 million shares occurred on September 26, 2005, and the over-allotment option closed on September 30, 2005. The managing underwriter for the public offering was Raymond James & Associates, Inc.

We received net proceeds of approximately $25.4 million, after deduction of underwriting discounts and commissions of $1.9 million and $762,000 in estimated offering expenses. Of the net proceeds, $17 million was invested in Nexity Bank to strengthen our capital position and provide for additional growth. The remaining net proceeds will be used for general corporate purposes and to provide support for future growth.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

Special Meeting of Shareholders

On August 31, 2005, Nexity Financial Corporation held a Special Meeting of Shareholders to consider and vote upon a proposal to amend Nexity Financial Corporation’s Restated Certificate of Incorporation to effect a one-for-four reverse stock split. The shareholders approved the amendment with 20,955,293 shares, or 98.6% in favor, 244,600 shares voting against, and 50,200 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation, restated, included as Exhibit 3.1 to the registrant’s Amendment No. 1 to Form 10 filed July 8, 2005 and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the registrant’s Amendment No. 1 to Form 10 filed July 8, 2005, and incorporated herein by reference.

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

Nexity Financial Corporation

Date: November 14, 2005	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and
Chief Executive Officer