Form 10-K
period 2005-12-31
NEXITY FINANCIAL CORP
filed 2006-03-22
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51273

NEXITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0523669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Blue Lake Drive Suite 330 Birmingham, AL	35243
(Address of principal executive offices)	(Zip Code)

(205) 298- 6391

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $64.4 million based on the most recent private trading price. As of September 21, 2005, the first day our common stock was traded, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $99.1 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2006
Common Stock, $0.01 par value per share	8,723,675 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006	Part III

Unless this Annual Report on Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Nexity Financial Corporation” or “the Corporation” as used herein refer to Nexity Financial Corporation and its subsidiary Nexity Bank, which we sometimes refer to as “Nexity”, “our bank subsidiary”, or “the Bank” and its other subsidiaries. References herein to the fiscal years 2001, 2002, 2003, 2004 and 2005 mean our fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005 respectively.

PART I

Item 1. General Business

We were incorporated as a Delaware corporation on March 12, 1999, as GIBC, Inc. and changed our name to “Nexity Financial Corporation” on March 26, 1999.

We operate a wholly-owned subsidiary bank, Nexity Bank, which is headquartered in Birmingham, Alabama with additional correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston Salem, North Carolina. We acquired all of the outstanding common stock of Peoples State Bank, Grant, Alabama, on November 1, 1999. On January 5, 2000, we changed the name of Peoples State Bank to Nexity Bank. The branch in Grant continued to operate as a traditional bank under the name “Peoples State Bank” until December 31, 2000, when the assets and liabilities of the Grant Branch were sold.

We compete in two areas of the commercial banking industry: correspondent banking and Internet banking. The correspondent banking business includes providing bank and bank-related services to community banks. The Internet banking business includes providing consumer and small-business banking services via the Internet without a branch banking network. Correspondent banking services include loan participations, investment services, and clearing and cash management services.

At December 31, 2005, we had total consolidated assets of approximately $785 million, total consolidated deposits of approximately $597 million, and total consolidated stockholders’ equity of approximately $63 million. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, and in accordance therewith, file periodic reports, proxy statements, and other information with the SEC. This Annual Report on Form 10-K and exhibits along with such future periodic reports, proxy statements, and other information may be inspected and copied at the public reference facilities maintained by the SEC at its principal offices at 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference facilities by contacting the SEC at 1-800-SEC-0330. Copies of such materials may also be obtained at prescribed rates by writing to the SEC. The SEC maintains a website (http://www.sec.gov) that contains registration statements, reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

We maintain a website at www.nexitybank.com. We will make financial reports available as the reports are filed and distributed to the SEC pursuant to Section 13 (a) of the Exchange Act. These documents will be made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address:

Nexity Financial Corporation 3500 Blue Lake Drive, Suite 330 ATTENTION: Investor Relations Birmingham, Alabama 35243 (205) 298-6391

Banking Operations

Nexity Bank is an Alabama state chartered bank. Its primary regulators are the Federal Deposit Insurance Corporation and the Alabama State Banking Department. We conduct deposit business in all 50 states in the United States and conduct loan business primarily in the southeastern United States and Texas.

On January 5, 2000, we received approval from the FDIC to initiate Internet banking operations. On February 22, 2000, these operations began from our office in Birmingham, Alabama.

Correspondent Banking

We provide correspondent banking services to community banks primarily in the southeastern United States and Texas. These services include loan participations, investment services, and clearing and cash management services.

We generate approximately 90% of our loan production through loan participations with community banks. Loan participations are loans purchased from community banks because the community bank could not make the loan on its own. The primary reasons that a community bank sells loan participations are because the loan exceeds the bank’s legal lending limit, it wishes to manage liquidity, or for other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Alabama, Florida, Georgia, North Carolina, South Carolina, and Texas. Our lenders have a high level of experience purchasing and selling loans with community banks and analyzing the different types of loans in these market areas.

The loans generated through community bank loan participations are typically real estate construction loans, commercial real estate loans, and loans secured by common stock of community banks. Construction and commercial real estate loans typically exceed the community bank’s legal lending limit, and the size of the loan is usually between $1 million and $5 million. We underwrite each loan participation purchased using standard underwriting policies and procedures. These loans are geographically dispersed through our market areas, resulting in no concentration in one small geographic region or state. We manage our risk by making loans on owner-occupied or income producing properties and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

We provide investment services to community banks including fixed income securities sales, investment portfolio management services, including bond accounting and safekeeping, and asset/liability management services. Our investment sales team markets primarily U.S. Treasury and Agency securities, including mortgage-backed securities products and municipal securities. Investment representatives also provide portfolio management strategies to community banks. We also offer bond portfolio accounting and safekeeping services, as well as asset/liability management services. Our primary asset/liability management services are interest-rate risk modeling and consulting on strategies for effective balance sheet management.

Our clearing and cash management services allow community banks to outsource their daily funds management. We will automatically invest or borrow federal funds through an account that is linked to their accounts with the Federal Reserve Bank. Community banks can access their intra-day account information via the Internet. The online system allows them to perform wire transfers, ACH transactions, currency and coin orders, and other important banking operations. This system also allows access to critical loan participation accounting information and bond accounting and safekeeping reports.

Internet Banking

We provide deposit products and services to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers across the United States. We use the Internet to provide advantages to customers desiring to purchase financial products with typically more attractive rates than are available through traditional banking channels, together with easy access to account and product information. Customers may access Nexity Bank on a 24/7 basis through any Internet service provider by means of an acceptable secure Web browser or by telephone or U.S. mail. Customers can access funds using ATM or debit cards. Customers may review account activity, enter transactions into an on-line account register, pay bills electronically and print bank statement reports, all on a real-time basis.

We also market home equity loan products to consumers through the Internet. Home equity loan products account for approximately 7% of loans outstanding. We use credit scoring systems in the underwriting process as well as external service providers for loan documentation and closing processes.

Nexity Financial Services, Inc.

During 2002, Nexity Bank established Nexity Financial Services, Inc. to offer fixed annuity insurance products to consumers in the states of Alabama, Florida, Georgia, South Carolina, North Carolina, New York, Illinois, California and Tennessee. Nexity Financial Services of Florida, Inc. and Nexity Financial Services of New York, Inc. were also formed to offer these products. Nexity Financial Services, Inc. began offering services to consumers in June 2003. After interest rates decreased during the latter part of 2003 and several insurance company providers reduced their efforts in the product, Nexity Financial Services, Inc. staff were re-assigned within the company with one staff member maintaining the licenses and maintaining the minimal number of existing accounts. In the event interest rates increase and the fixed annuity product is an attractive product to be offered to consumers, Nexity Financial Services, Inc. will devote resources to actively sell these services.

Competition

All aspects of our business are highly competitive. Generally, we compete with other financial institutions including large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations. Competition among financial institutions is based on a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered, and the convenience of service delivery. We compete in two areas of the commercial banking industry: correspondent banking and Internet banking.

Correspondent Banking

Bankers’ banks have a special banking charter and compete with us on loan participations, investment services, and clearing and cash management services. They typically fund their balance sheet primarily with overnight federal funds purchased from community banks daily. The Bankers Bank in Atlanta, Georgia is our primary competitor in correspondent banking. The Bankers Bank is approximately twice our size with assets of approximately $1.6 billion. We compete with it in virtually the same geographic market with similar products and services. Regional banks in our geographical area provide correspondent banking services as well, but these banks offer correspondent services that are typically ancillary to the traditional banking activities they conduct. We attempt to distinguish our services by concentrating our efforts on start-up banks and small to medium-sized community banks and compete in this market segment by offering responsive, high-quality service.

Internet Banking

There are three primary groups that provide competition for Internet banking: Internet banks, financial institutions that market products and services via the Internet, and financial institutions that only offer products and services via the Internet to their existing customer base. Because Internet banking is a process that tends to draw deposits nationally based upon attractive deposit rates (as is the case with us), the Internet banking competitive landscape is fragmented, and we do not believe any one competitor or group of competitors has a dominant market share.

Internet banks typically offer similar deposit products and services as those we provide. These services are primarily marketed through websites such as bankrate.com. E*Trade Bank, Capital One Bank and NetBank are some of the larger Internet banks. Some financial institutions (including large money center banks) also market their products and services through this channel. These two groups are our primary competition, given that the third group’s strategy is more defensive in nature. We concentrate our Internet banking efforts on money market accounts, short-term certificates of deposit, and home equity lines of credit and compete in this market segment by attempting to offer responsive, high-quality service with user-friendly technology.

Nexity Bank advertises nationally primarily online on bankrate.com, bankrate monitor and through online search key words. Our competitors include money center banks and other competitors who are larger than us which have greater resources. We believe we have competed effectively in the Internet market even with our larger competitors. Our funding strategy has effectively provided adequate funding of our balance sheet growth to date. The attractive rates we offer with the Internet deposits are supported by a seven-day a week customer service call center which assists new and existing customers with questions, concerns and inquiries. We believe seven-day a week call center support enhances customer loyalty in an online environment of not meeting face to face with the customer base.

Our business model allows us to offer products and services within both the correspondent and Internet banking areas in a branchless banking structure. The branchless banking structure reduces our required investment in physical assets and employees. The competitors described above typically compete with us in either correspondent or Internet banking.

Employees

At December 31, 2005, we employed 87.5 full-time equivalent employees, 62 of which are located in Birmingham, Alabama. We provide a variety of benefit programs including a retirement plan as well as health, life, disability, and other insurance. We also maintain training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility.

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

Supervision And Regulation

Nexity Financial Corporation is a bank holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, we and our subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	Acquiring all or substantially all of the assets of any bank; or

•	Merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Change in Bank Control

Subject to various exceptions, the BHC Act and the federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities

The Gramm-Leach-Bliley Act of 1999 amends the BHC Act and expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

•	Financial in nature;

•	Incidental to a financial activity; or

•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

•	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the BHC Act and Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.

To qualify to become a financial holding company, any of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, we may seek to become a financial holding company.

Under the BHC Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve had found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Acquiring or servicing loans;

•	Leasing personal property;

•	Conducting discount securities brokerage activities;

•	Performing selected data processing services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

FDIC Insurance

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

Both Nexity Financial Corporation and Nexity Bank are required to comply with the capital adequacy standards established by the Federal Reserve Bank, the FDIC and the State Banking Department of Alabama. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Nexity Bank is also subject to risk-based and leverage capital requirements adopted by the State Banking Department of Alabama and the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing high internal growth, as is our case, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

For further information concerning our regulatory ratios at December 31, 2005, please see Note 19, Regulatory Matters, of our 2005 Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Nexity Financial Corporation and Nexity Bank were classified as “well capitalized” at December 31, 2005.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Restrictions on Transactions with Affiliates

Both Nexity Financial Corporation and Nexity Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit to affiliates;

•	A bank’s investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Nexity Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Nexity Financial Corporation and Nexity Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Nexity Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FDIC and/or the Federal Reserve shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Nexity Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Nexity Bank received a “satisfactory” CRA rating from the FDIC at its last examination.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. Nexity Bank has established a privacy policy to ensure compliance with federal requirements and is posted on our website, www.nexitybank.com.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Nexity Bank are subject to state usury laws and federal laws concerning interest rates. Nexity Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions which may involve “money laundering” activities;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Nexity Bank’s deposit operations are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism “USA PATRIOT” Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Nexity Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applied to our company, our industry, or our business, and it is intended only as a summary of certain material risk factors.

We may experience rapid growth in the future that could strain our limited resources. Our failure to effectively manage such growth could adversely affect our ability to earn profits.

We have several offices located throughout the southeastern United States and Texas that are thinly staffed. In some of these offices, we share administrative support staff with other companies. If we fail to anticipate growth in our lending business or are otherwise unable to provide adequate staffing in any of the markets in which we operate, our credit quality, underwriting functions and risk management could be adversely affected, resulting in a reduced ability to earn profits.

We only recently attained, and may not be able to maintain, cumulative profitability.

Our company was founded in 1999 and Nexity Bank began its Internet banking operations in February 2000. As is typical with banks in their early years of operation, we incurred substantial start-up expenses and attained cumulative profitability in the second quarter of 2005. As of December 31, 2005, we were operating with retained earnings of $3,344,057. There is no assurance that we will be able to maintain cumulative profitability.

Failure to implement our business strategy or to manage our growth effectively may adversely affect our financial performance.

Our business strategy is dependent upon our ability to offer secure, convenient, cost-effective and comprehensive financial services on the Internet and to community banks throughout the southeastern United States. The growth and expansion of our business model may place significant demands on our management, operational and financial resources. Successful implementation of our business strategy will require continued growth of the Internet banking market and correspondent services market and will depend on our ability to: (i) implement and grow the earning asset strategy; (ii) develop new strategic alliances for products and services; (iii) increase significantly the number of customers using the Internet for their financial service requirements; (iv) implement and improve the bank’s operational, financial and management information systems; (v) hire and train qualified personnel; and (vi) satisfy regulatory requirements related to our expansion plans.

Our business model contains inherent risk because we rely on third-party information in making lending decisions. If this information is inadequate, we may fail to realize risks in loans that we make, which could adversely affect our credit quality and ability to earn profits.

We are primarily engaged in the business of correspondent banking. We buy loan participations that smaller banks originate and then sell to the secondary market, and we fund loans smaller banks cannot fully fund due to their low lending limits. As part of this process, we often rely on information provided to us by independent, third-party banks that are more familiar than we are with the markets in which the loans are originated. If such third-party information is incomplete or inaccurate, or if we fail to adequately review such information, we may fail to realize risks in the loans we make, which could adversely affect our credit quality, resulting in a reduced ability to earn profits.

Our business model contains inherent lending and regulatory risk because we have significant Internet bank operations and often have little personal interaction with our customers.

A particular risk associated with Internet banking generally is the absence of personal contact with customers, which may make it difficult to verify the creditworthiness of customers and collateral for home equity loans, especially with out-of-area borrowers. Lack of personal contact with our customers could lead us to underestimate risks in the home equity loans we make, which could adversely affect our credit quality, resulting in a reduced ability to earn profits. It also requires that we maintain heightened safeguards against identity theft, fraud and Bank Secrecy Act violations, and we may design or administer these safeguards in a manner that does not protect us adequately against these issues.

Our deposit customers are likely to be sensitive to price fluctuations for products and may have limited loyalty to us.

The market for Internet banking is evolving. Therefore, we are unable to predict whether customers will continue to use the Internet to an extent necessary to support our business. Attractive rates offered by Nexity Bank may attract a segment of short-term depositors who could close their accounts in pursuit of higher rates elsewhere. We expect that some customer attrition will occur especially within the first few months after a new customer begins to use the Bank’s services. We believe that customers who experience difficulty in accessing our bank or in conducting transactions early in their relationship with the Bank could terminate their relationship. In addition, one aspect of the current Internet banking business is that while many customers use an Internet bank for interest bearing deposit accounts, they are sometimes reluctant to use an Internet bank for other banking services such as loans. Customer attrition, or reluctance of customers to use the full range of services offered by Nexity Bank in a totally online environment, could have a material adverse effect on our business, operating results and financial condition.

Our operations could be interrupted if our third-party service providers experience difficulty or terminate their services.

We outsource certain operational functions to third parties. If our third-party service providers experience difficulties or terminate their services and we are unable to replace them with another service provider, our operations could be adversely affected. We depend significantly, and will continue to depend, on a number of relationships with third-party service providers.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources following this offering will satisfy our current capital requirements. We may, however, need to raise additional capital to support our continued future growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or you. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

We do not plan to pay dividends for the foreseeable future.

We do not intend to pay cash dividends in the foreseeable future, and any earnings are expected to be retained for use in developing and expanding our business.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, and housing starts in the local economies where we operate. If the principal communities in which we operate (Birmingham, Alabama; Atlanta, Georgia; Myrtle Beach, South Carolina; Winston-Salem, North Carolina; Dallas, Texas; and the southeastern United States generally) do not grow or if prevailing economic conditions are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Adverse market or economic conditions in any of the local communities where we operate may disproportionately increase the risk that our borrowers will be unable to make their loan payments. An economic downturn could cause our interest income and net interest margin to decrease and our loan loss provision to increase, resulting in losses that materially adversely affect our business, financial condition, results of operations and cash flows.

Additionally, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 72% of our loans held for investment were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in any of the local communities in which we operate could adversely affect the value of our assets, our revenues, results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $6.5 million as of December 31, 2005 and $4.9 million as of December 31, 2004. Our allowance for loan losses was $4.1 million and $3.9 million as of December 31, 2003 and 2002, respectively.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Unexpected changes in interest rates may decrease our net interest income.

If we are unsuccessful in managing interest rate fluctuations, our net interest income could decrease materially. Our operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Like most depository institutions, our earnings and net interest income are affected by changes in market interest rates and other economic factors beyond our control. If our interest income and net interest margin decrease and our loan loss provision increases, we could experience losses that materially adversely affect our business, financial condition and results of operations and cash flows.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. In the correspondent banking area, we compete primarily with The Bankers Bank which is based in Atlanta, Georgia and is approximately twice our size in terms of assets and has a significant presence in the southeastern United States and a longer operating history than we have. We also compete with Internet, commercial and correspondent banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere and provide Internet banking services similar to ours.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. As a result, we may face a competitive disadvantage.

Our success is dependent in part on our ability to keep pace with rapid technological change.

The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of such technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition could be materially adversely affected.

Failure to introduce new products and services successfully may cause us to lose market share.

Our success will depend in part upon our ability to offer new products and provide new financial services that meet changing customer requirements. If we fail to offer financial products and services that appeal to customers more than those offered by our competitors, we may lose market share, which could adversely affect our ability to earn profits.

Our operations could be interrupted if our network or computer systems fail or experience a security breach.

Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Our operations in the Internet banking and correspondent banking markets are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could result in a loss of customers and, thereby, have a material adverse effect on our business, operating results and financial condition.

In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure used by us against damage from physical break-ins, security breaches and other disruptive problems caused by other Internet users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through such computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. There can be no assurance that our security measures will be successful. A failure of our security measures could have a material adverse effect on our business, operating results and financial condition.

We are subject to a variety of laws, many of which may be unclear in their application to Internet operations.

Nexity Bank must comply with both state and federal law as it conducts banking business over the Internet. As an institution conducting business on a multi-state basis, Nexity Bank must comply with the individual laws and regulations of each host state. These laws may include various state licensing and registration requirements that are generally applicable to banks as well as state laws and regulations that specifically govern electronic commerce. Compliance with electronic commerce laws may present a particular challenge as these laws are still being developed in many states. In addition to these state laws and regulations, Congress has considered the adoption of laws that may apply to commerce over the Internet, and, thus, future federal laws and regulations also may significantly affect the way Nexity Bank conducts business.

A widespread security breach on the Internet may adversely affect our deposits.

We depend on the Internet for our deposits. Widespread security breaches on the Internet may cause people to avoid conducting business, including banking, on the Internet and may inhibit growth of our deposits and ability to generate profits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space at 3500 Blue Lake Drive, Suite 330, Birmingham, Alabama 35243. This location is the main office for Nexity Financial Corporation and Nexity Bank. The office space consists of 15,000 square feet and the lease expires on August 30, 2006. We also lease space at 300 Park Brooke Place, Building 300, Suite 350, Woodstock, Georgia 30189, at 950 48th Avenue North, Suite 203, Myrtle Beach, South Carolina, 29577, at 611 South Main, Box 900, Grapevine, Texas 76051 and at 203 South Stratford Road, Suite B, Winston Salem, North Carolina 27103. The annual rentals totaled $451,227 during 2005. At December 31, 2005, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:

2006	$315,646
2007	$127,220
2008	$121,930
2009	$98,650
2010 and thereafter	$118,627

We maintain adequate insurance on these properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings typical for the type of business we conduct. Also, we and certain of our directors or former directors are defendants in a case filed in the Circuit Court in Jefferson County, Birmingham, Alabama, Blackmon v. Nexity Financial Corporation, et al., CV 02-7043 ER, (filed November 20, 2002) in which the plaintiff claims that in 2000 he purchased shares of our common stock based upon misleading information provided by us. The complaint alleges violations of the Alabama Securities Act. Plaintiff seeks rescission of the purchase price of $750,000 paid for our common stock plus 6% interest per year and court costs and attorney fees. In addition, the following persons who were directors at the time of plaintiff’s purchase are also defendants: Greg L. Lee, David E. Long, John J. Moran, Randy K. Dolyniuk, John W. Collins, Denise N. Slupe and Thomas A. Bryan.

On July 26, 2005, the court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff has appealed the decision to the Alabama Supreme Court, App. No. 1041796. Nexity believes this lawsuit is entirely without merit and intends to defend the appeal vigorously.

Item 4. Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2005.

Executive Officers of the Registrant

The following table sets forth our executive officers, their ages and the positions they held with Nexity Financial as of December 31, 2005.

Executive Officers that are also Directors

Name	Age	Position
Greg L. Lee	46	Chief Executive Officer and Chairman of the Board of Directors
David E. Long	43	President and Director
John J. Moran	44	Executive Vice President, Chief Financial Officer and Director

Executive Officers who are not Directors
Cindy W. Russo	48	Executive Vice President of Operations
Kenneth T. Vassey	47	Executive Vice President and Senior Lending Officer

Set forth below is biographical information, including principal occupation for the last five years, of our executive officers.

Greg L. Lee has served as Chairman of the Board and Chief Executive Officer of Nexity Financial Corporation and Nexity Bank since March 1999. Mr. Lee was first elected a director of Nexity Financial Corporation in March 1999.

David E. Long has served as President of Nexity Financial Corporation and Nexity Bank since March 1999. Mr. Long was first elected a director of Nexity Financial Corporation in March 1999.

John J. Moran has served as Executive Vice President and Chief Financial Officer of Nexity Financial Corporation and Nexity Bank since October 1999. Mr. Moran was first elected a director of Nexity Financial Corporation in March 1999.

Cindy W. Russo has served as Executive Vice President of Operations of Nexity Financial Corporation and Nexity Bank since January 2001 and Marketing Officer of Nexity Financial Corporation from May 2000 to January 2001.

Kenneth T. Vassey has served as Executive Vice President and Senior Lending Officer of Nexity Financial Corporation and Nexity Bank since November 1999.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

Nexity’s common stock trades on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market under the symbol NXTY. Nexity began trading on the NASDAQ National Market on September 21, 2005. At December 31, 2005, Nexity had 361 shareholders of record and 8,711,175 shares outstanding. Nexity has made no cash dividends to its stockholders since its formation and does not expect to do so for the foreseeable future.

	Three months ended December 31	Period from September 21 - 30
2005
Common stock price:
High	$16.27	$18.75
Low	12.11	15.22
Close	13.40	16.25
Cash dividend declared	0.00	0.00
Volume traded	1,889,905	1,044,543

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

On March 3, 2006 we announced that our Board of Directors authorized a stock repurchase program to acquire up to 400,000 shares, or approximately 4.6% of the total common shares currently outstanding. The program is dependent upon market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchases under this program will be made using our own cash resources. The repurchases generally would be made in either privately negotiated transactions or through the open market in compliance with all applicable rules and regulations.

Item 6. Selected Financial Data

Our summary consolidated financial data is presented below as of and for the years ended December 31, 2001 through 2005. The financial data below has been adjusted to reflect the one-for-four reverse stock split approved by our stockholders on August 31, 2005, and effective September 1, 2005. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. The summary consolidated financial data presented below as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are derived from our audited financial statements and related notes included in this report and should be read in conjunction with the consolidated financial statements and related notes, along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The summary consolidated financial data as of December 31, 2003, 2002 and 2001 and for each of the years in the two-year period ended December 31, 2002 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	As of and for the Years ended December 31
	2005	2004	2003	2002	2001
Summary of Operating Results
Interest income	$41,138,636	$28,612,182	$25,667,198	$24,170,160	$23,242,629
Interest expense	20,264,076	12,166,829	11,169,458	12,217,437	13,881,804

Net interest income	20,874,560	16,445,353	14,497,740	11,952,723	9,360,825
Provision for loan losses	1,870,000	1,115,000	1,125,000	1,785,000	2,639,000

Net interest income after provision for loan losses	19,004,560	15,330,353	13,372,740	10,167,723	6,721,825
Noninterest income	1,904,794	1,704,334	1,111,126	561,002	1,326,940
Noninterest expense	14,122,963	11,386,035	10,322,234	9,451,885	9,364,820

Income (loss) before income taxes	6,786,391	5,648,652	4,161,632	1,276,840	(1,316,055)
Provision (benefit) for income taxes*	2,245,080	273,646	(514,310)	70,110	14,266

Net income (loss)	$4,541,311	$5,375,006	$4,675,942	$1,206,730	$(1,330,321)

Net income (loss) per share—basic	$0.61	$0.77	$0.67	$0.18	$(0.19)
Net income (loss) per share—diluted	$0.57	$0.72	$0.62	$0.16	$(0.19)
Average common shares outstanding—basic	7,415,241	6,941,062	6,934,518	6,879,058	6,849,463
Average common shares outstanding—diluted	8,018,058	7,501,570	7,494,238	7,495,235	6,849,463

Selected Period-End Balance Sheet Data
Total assets	$784,517,793	$610,765,668	$522,679,049	$458,767,322	$350,507,468
Interest-earning assets	770,693,369	601,671,293	518,111,286	454,823,005	345,721,208
Investment securities	209,018,026	200,658,859	176,012,083	132,064,044	64,357,000
Loans—net of unearned income	515,573,188	387,503,339	324,059,297	315,360,133	280,189,703
Deposits	596,669,644	456,691,342	388,255,217	357,928,631	293,206,092
Noninterest-bearing deposits	4,300,846	3,319,315	1,724,487	4,997,969	1,813,855
Interest-bearing deposits	592,368,798	453,372,027	386,530,730	352,930,662	291,392,237
Interest-bearing liabilities	710,300,798	568,008,027	487,580,730	423,980,662	320,442,237
Long-term borrowings	105,000,000	95,000,000	86,750,000	61,750,000	21,750,000
Stockholders’ equity	63,272,205	35,558,306	30,582,669	26,439,688	24,476,834

Selected Ratios
Return on average assets	0.67%	0.96%	0.95%	0.31%	(0.43)%
Return on average stockholders’ equity	10.38	16.40	16.10	4.87	(5.29)
Net yield on average interest-earning assets (tax equivalent)	3.13	2.97	2.98	3.07	3.09
Average loans to average deposits	86.60	83.09	81.79	90.97	82.24
Total loans to interest-earning assets	66.90	64.40	62.55	69.34	81.04
Noninterest-bearing deposits to total deposits	0.72	0.73	0.44	1.40	0.62
Net loan losses to average loans	0.07	0.09	0.29	0.45	0.51
Nonperforming assets to total loans	0.80	0.49	0.27	0.33	0.24
Allowance for loan losses to total loans	1.25	1.27	1.27	1.23	1.22
Allowance for loan losses to nonperforming loans	243.93	271.15	1,365.09	574.93	507.56
Average stockholders’ equity to average assets	6.44	5.83	5.92	6.30	8.16
Tier 1 risk-based capital ratio	11.77	9.66	9.84	9.09	9.26
Total risk-based capital ratio	12.77	10.74	10.89	10.43	10.33
Tier 1 leverage ratio	10.24	7.62	7.45	7.60	8.70
Efficiency ratio	63.30	63.46	67.74	76.45	97.02
Dividend payout ratio	0.00	0.00	0.00	0.00	0.00

*	Our effective tax rates were 33.1% for 2005, 4.8% for 2004, (12.4%) for 2003, 5.5% for 2002, and (.01)% for 2001. In 2004 and 2003 we realized substantially all of our loss carryforwards from previous years and expect our tax expense to more closely reflect statutory federal and state income tax rates going forward.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for each of the three years in the period ended December 31, 2005. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

The following discussion and analysis should be read in conjunction with the financial information and the Consolidated Financial Statements (including the notes thereto) contained elsewhere in this annual report on Form 10-K. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

Forward-Looking Statements

Some of our statements in this annual report on Form 10-K are forward-looking statements. The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors including various risks to which our business is subject. Such risks are described further above at Item 1A, “Risk Factors,” and include, without limitation:

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

Overview

We were founded in 1999 and operate as a bank holding company that competes in two areas of the commercial banking industry: correspondent banking and Internet banking. Our correspondent banking division markets to community banks primarily in the southeastern United States and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 68.6% of total revenue for the year ended December 31,

2005. For the years ended December 31, 2004, and 2003 loan participation income was 62.1%, and 62.3%, respectively, of total revenue. No other product or service accounts for 15% or more of total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding and we generate approximately 90% of our loan production through loan participations with community banks. We fund this loan production primarily with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

Our primary source of revenue is net interest income. Our net interest income accounted for 91.6% of total revenue for the year ended December 31, 2005 and 90.6%, and 92.9%, for the years ended December 31, 2004 and 2003, respectively. Interest income on loans accounted for 75.7% of total interest income for the year ended December 31, 2005 and 69.3% and 69.2%, for the years ended 2004, and 2003, respectively.

Our net interest income increased to $20.9 million for the year ended December 31, 2005 from $16.4 million for the year ended December 31, 2004. This increase was primarily attributable to increased volume of earning assets and improvements in the net interest margin. Average earning assets increased 20.9% to $668.4 million in 2005, compared with $552.8 million in 2004. The net interest margin improved to 3.13% in 2005 from 2.97% in 2004. An analysis of net interest income is provided in the “Results of Operations” section of management’s discussion and analysis.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

Noninterest income increased $200,460 or 11.8% and totaled $1.9 million in 2005 compared to $1.7 million in 2004 and $1.1 million in 2003. The increase in noninterest income in 2005 was mostly due to higher service charge income, gains on sales of investment securities, and other operating income.

Noninterest expense increased $2.7 million or 24.0% and totaled $14.1 million in 2005 compared with $11.4 million in 2004. Noninterest expense was higher primarily due to higher salaries and employee benefits and expenses related to the expansion of our correspondent banking business.

During the last three years we have experienced an improving trend in credit quality as net charge-offs have decreased and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the section entitled “Loans” in this management’s discussion and analysis. At December 31, 2005, nonperforming assets as a percent of total loans and other real estate owned increased to 0.80% from 0.49% at December 31, 2004. Net charge-offs as a percent of average loans decreased to 0.07% for the year ended December 31, 2005 from 0.09% in 2004.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have declined or remained relatively stable. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, our net interest margin has improved slightly or remained stable. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with a simulation model for asset/liability management. These procedures are discussed in more detail in the section entitled “Market Risk and Asset/Liability Management” in this management’s discussion and analysis.

Total assets were $784.5 million at December 31, 2005, up 28.5% from $610.8 million at December 31, 2004. Loans increased $128.1 million or 33.1% in 2005. Deposits were up $140.0 million or 30.7% at December 31, 2005. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs.

Our strategy is to continue to focus on growing our correspondent bank business by developing existing relationships with community banks in the southeastern United States and Texas and aggressively pursuing new relationships in these market areas. We will also focus on cross-selling our correspondent bank products and services to our community bank customers which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

We seek to maintain a safe and secure environment for our business transacted via the Internet. We will continue to invest in new technologies and systems to protect our information and enhance our Internet banking products and services. We intend to position our deposit product offerings to provide the necessary funding growth for our balance sheet by monitoring the competitive landscape for interest rates and marketing channels for new customers. We will also continue to develop cross-selling opportunities to our Internet banking customers, which will stimulate deposit growth and supplement our revenue generation.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that Nexity Bank will generate sufficient operating earnings to realize the deferred tax benefits. Our 2002 to 2004 consolidated income tax returns are open for examination by governmental authorities. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See the section below entitled “Income Taxes”.

Results of Operations

The primary factors affecting the increase in net income for 2005 were a $4.4 million or 26.9% increase in net interest income, and a $200,460 or 11.8% increase in noninterest income. These favorable changes were partially offset by a $2.7 million or 24.0% increase in noninterest expense, a $755,000 or 67.7% increase in the provision for loan losses, and a $2.2 million or 720.4% increase in taxes. The substantial increase in income tax expense in 2005 was due to reduced income tax expense in 2004 from tax benefits related to loss carryforwards from previous years totaling $1.2 million.

Return on average assets and return on average stockholders’ equity are key measures of earnings performance. Return on average assets decreased from 0.96% in 2004 to 0.67% in 2005. Return on average stockholders’ equity decreased from 16.4% in 2004 to 10.38% in 2005. The decrease in these ratios was largely attributable to lower net income in 2005, as the result of higher income tax expense, as explained above.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 1, Comparative Average Balance Sheets—Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the three years ended December 31, 2005, 2004 and 2003.

Table 1

Comparative Average Balance Sheets—Yields and Costs

	2005			2004
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$444,138,333	$31,143,523	7.01%	$347,935,675	$19,819,683	5.70%
Investment securities, taxable (2)	202,902,757	9,224,681	4.55	186,312,794	8,488,963	4.56
Interest-bearing balances due from banks	3,728,643	158,105	4.24	5,449,854	104,870	1.92
Trading securities	548	0	0	157,779	11,262	7.14
Federal funds sold and securities purchased under agreements to resell	17,653,463	612,327	3.47	12,965,748	187,404	1.45

Total interest-earning assets	668,423,744	41,138,636	6.15%	552,821,850	28,612,182	5.18%

Noninterest-earning assets:
Cash and due from banks	3,161,663			2,503,588
Premises and equipment	969,852			889,923
Other, less allowance for loan losses	7,115,775			6,118,064

Total noninterest-earning assets	11,247,290			9,511,575

TOTAL ASSETS	$679,671,034			$562,333,425

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,173,805	$39,013	0.93%	$6,452,829	$59,027	0.91%
Savings	486,699	6,008	1.23	535,678	6,467	1.21
Money market	227,564,626	6,869,144	3.02	211,415,498	3,903,701	1.85
Time deposits	276,425,470	9,111,147	3.30	197,774,546	4,621,625	2.34

Total interest-bearing deposits	508,650,600	16,025,312	3.15	416,178,551	8,590,820	2.06
Federal funds purchased and securities sold under agreements to repurchase	3,980,698	119,103	2.99	3,241,081	46,323	1.43
Long-term debt	101,101,370	3,343,197	3.31	92,168,716	2,795,559	3.03
Subordinated debentures	12,372,000	776,464	6.28	11,265,213	734,127	6.52

Total interest-bearing liabilities	626,104,668	20,264,076	3.24%	522,853,561	12,166,829	2.33%

Noninterest-bearing liabilities:
Demand deposits	4,237,220			2,584,897
Other liabilities	5,568,524			4,129,707

Total noninterest-bearing liabilities	9,805,744			6,714,604

Stockholders’ equity	43,760,622			32,765,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,671,034			$562,333,425

Net interest income		$20,874,560			$16,445,353

Interest income/earning assets			6.15%			5.18%
Interest expense/earning assets			3.02			2.21

Net interest income/earning assets			3.13%			2.97%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

	2003
	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$302,651,532	$17,767,432	5.87%
Investment securities, taxable (2)	160,977,841	7,537,598	4.68
Interest-bearing balances due from banks	13,035,168	240,908	1.85
Trading securities	171,809	7,894	4.59
Federal funds sold and securities purchased under agreements to resell	10,241,812	113,366	1.11

Total interest-earning assets	487,078,162	25,667,198	5.27%

Noninterest-earning assets:
Cash and due from banks	1,815,878
Premises and equipment	1,171,672
Other, less allowance for loan losses	545,369

Total noninterest-earning assets	3,532,919

TOTAL ASSETS	$490,611,081

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$8,762,866	$91,798	1.05%
Savings	423,956	5,680	1.34
Money market	216,328,483	4,093,632	1.89
Time deposits	142,321,111	3,751,765	2.64

Total interest-bearing deposits	367,836,416	7,942,875	2.16
Federal funds purchased and securities sold under agreements to repurchase	341,774	4,093	1.20
Long-term debt	77,489,726	2,385,490	3.04
Subordinated debentures	9,300,000	837,000	9.00

Total interest-bearing liabilities	454,967,916	11,169,458	2.45%

Noninterest-bearing liabilities:
Demand deposits	2,218,319
Other liabilities	4,377,956

Total noninterest-bearing liabilities	6,596,275

Stockholders’ equity	29,046,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,611,081

Net interest income		$14,497,740

Interest income/earning assets			5.27%
Interest expense/earning assets			2.29

Net interest income/earning assets			2.98%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $4.4 million or 26.9% from $16.4 million in 2004 to $20.9 million in 2005. This increase was attributable to the increased volume of earning assets, and a stronger net interest margin, which improved from 2.97% in 2004 to 3.13% in 2005. Net interest income on a tax equivalent basis was $14.5 million in 2003, which resulted in a net interest margin of 2.98%.

Interest income on a tax equivalent basis increased $12.5 million or 43.8% in 2005 due to increased volume of earning assets and increased yield on earning assets. Average earning assets increased 20.9% to $668.4 million or 98.4% of average total assets in 2005, compared with $552.8 million or 98.3% in 2004. The yield on earning assets increased 97 basis points from 5.18% in 2004 to 6.15% in 2005. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $96.2 million or 27.7%. Average investment securities increased $16.6 million or 8.9%. The yield on earning assets for the year ended December 31, 2003 was 5.27%.

During 2005, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 66.5% of average earning assets in 2005 versus 62.9% in 2004. The yield on loans increased 131 basis points from 5.70% in 2004 to 7.01% in 2005 largely due to higher loan rates during 2005. The yield on loans for 2003 was 5.87%. The yield on investment securities decreased slightly in 2005 as higher yielding investments matured, were called or prepaid. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 202 basis points from 1.45% in 2004 to 3.47% in 2005. The yield on interest-bearing deposits with banks increased 232 basis points from 1.92% in 2004 to 4.24% in 2005.

Our cost of funds increased $8.1 million or 66.6% in 2005 due to the increased volume of interest-bearing liabilities and the increased rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $103.3 million or 19.8% in 2005 to $626.1 million or 93.7% of average earning assets compared to $522.9 million or 94.6% average earning assets in 2004. Interest-bearing liabilities decreased as a percentage of average earning assets primarily due to the additional capital raised in 2005. Interest-bearing deposits were up $92.5 million or 22.2%, primarily driven by growth in time deposits. Average long-term debt increased $8.9 million in 2005 from $92.2 million in 2004 to $101.1 million in 2005. The average rate paid on interest-bearing liabilities increased 91 basis points from 2.33% in 2004 to 3.24% in 2005, primarily due to the increased interest rate environment. The average rate paid on interest-bearing liabilities was 2.45% in 2003. Average certificates of deposit were 44.1% of interest-bearing liabilities in 2005 versus 37.8% in 2004. Average long-term debt was 16.2% of interest-bearing liabilities in 2005 versus 17.6% in 2004.

The Federal Reserve increased the federal funds target rate eight times by 200 basis points in 2005 in increments of 25 basis points and 125 basis points during 2004. The prime lending rate increased by the same amount at each of these time periods.

The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds increased as a percent of earning assets in 2005 to 6.3% from 5.4% in 2004 primarily due to the additional capital raised in 2005, which improved the net interest margin by eight basis points. Table 2, Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 2005, and the changes in interest rate levels.

Table 2

Analysis of Net Interest Income Changes

	2005 compared to 2004			2004 compared to 2003
	Change in Volume (1)	Change in Rate	Total	Change in Volume (1)	Change in Rate	Total
Interest income:
Loans (2)	$6,169,713	$5,154,127	$11,323,840	$2,592,609	$(540,358)	$2,052,251
Investment securities, taxable	754,278	(18,560)	735,718	1,159,003	(207,638)	951,365
Interest-bearing balances due from banks	(41,407)	94,642	53,235	(145,580)	9,542	(136,038)
Trading securities	(11,262)	0	(11,262)	(691)	4,059	3,368
Federal funds sold and securities purchased under agreements to resell	87,223	337,700	424,923	34,440	39,598	74,038

Total interest-earning assets	$6,958,545	$5,567,909	$12,526,454	$3,639,781	$(694,797)	$2,944,984

Interest expense:
Interest checking	$(21,276)	$1,262	$(20,014)	$(22,128)	$(10,643)	$(32,771)
Savings	(602)	143	(459)	1,389	(602)	787
Money market	318,518	2,646,925	2,965,443	(91,879)	(98,052)	(189,931)
Time deposits	2,209,173	2,280,349	4,489,522	1,333,297	(463,437)	869,860
Federal funds purchased and securities sold under agreements to repurchase	12,567	60,213	72,780	41,288	942	42,230
Long-term debt	283,596	264,042	547,638	445,708	(35,639)	410,069
Subordinated debentures	70,190	(27,853)	42,337	155,704	(258,577)	(102,873)

Total interest-bearing liabilities	2,872,166	5,225,081	8,097,247	1,863,379	(866,008)	997,371

Net interest income	$4,086,379	$342,828	$4,429,207	$1,776,402	$171,211	$1,947,613

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.
(2)	Balances of nonaccrual loans have been included for computational purposes.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $1,870,000, $1,115,000, and $1,125,000 in 2005, 2004, and 2003, respectively. The provision for loan losses is $755,000 higher in 2005 primarily because of strong loan growth in 2005 since net charge-offs only increased $9,299 in 2005. The decrease in the provision for loan losses in 2004 compared with 2003 was primarily due to decreased net charge-offs.

Net loan charge-offs were $315,105, or 0.07% of average loans in 2005 compared to $305,807, or 0.09% of average loans in 2004 and $890,246, or 0.29% of average loans in 2003. The allowance for loan losses totaled 1.25% of total loans as of December 31, 2005 compared to 1.27% of loans as of December 31, 2004, and 2003. See the sections entitled “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below for additional information.”

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income increased $200,460 or 11.8% and totaled $1.9 million in 2005 compared to $1.7 million in 2004 and $1.1 million in 2003.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $691,632 in 2005 compared to $877,365 in 2004 and $345,802 in 2003. The decrease in 2005 was primarily due to the decline in the overall market due to increasing interest rates and a flat yield curve.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were lower by $38,776 in 2005 compared to 2004 primarily due to lower loan participation fee income.

Gains on sales of investment securities were up $260,661 to $468,351 in 2005 compared to $207,690 in 2004 and $371,249 in 2003. The net gains in all three years resulted primarily from investment strategies used to take advantage of current market conditions and sales of short-term securities to provide liquidity for anticipated loan demand.

Service charges on deposit accounts were up $37,450 to $89,914 in 2005 compared to $52,464 in 2004 and $45,380 in 2003 due to higher correspondent banking analysis service charges.

Other operating income was up $126,828 to $367,228 in 2005 compared to $240,370 in 2004 and $16,720 in 2003 due primarily to increases in income from cash management services, cash surrender value life insurance and a $48,000 gain realized from the sale of other real estate owned.

Table 3

Other operating income

	2005	2004	2003
Earnings on cash surrender value life insurance	$220,315	$169,554	$0
Income—federal funds agent program	91,783	15,214	5,839
Gain on sale of other real estate	48,000	0	0
Other	7,130	14,458	10,881

Total	$367,228	$199,226	$16,720

Noninterest Expense

Noninterest expense increased $2.7 million or 24.0% and totaled $14.1 million in 2005 compared with $11.4 million in 2004. In 2004, noninterest expense increased $1.1 million or 10.3% from $10.3 million in 2003. Noninterest expense was higher primarily due to higher salaries and employee benefits and expenses related to the expansion of our correspondent banking business.

Salaries and employee benefits, the largest component of noninterest expense, totaled $8.6 million in 2005, $6.6 million in 2004, and $5.7 million in 2003. The increases during 2005 and 2004 were primarily due to investment in new personnel and increased incentive pay as our performance improved. Merit increases also contributed to this increase. At the end of 2005, we employed 87.5 full time equivalent employees, compared to 77.5 at the end of 2004 and 69.5 at the end of 2003. Nine of the additional employees were new sales related positions in correspondent banking.

Net occupancy expense increased 10.5% in 2005, largely due to opening and developing correspondent lending offices in Texas and North Carolina in 2004 and 2005. Equipment expense increased slightly in 2005 largely due to increased depreciation expense related to investments in computer hardware bank-wide and furniture and equipment in our North Carolina office.

Other operating expense increased 19.1% in 2005 largely due to higher write-downs on other real estate, travel and lodging expense, software maintenance expense, and accounting fees. Write-downs on other real estate increased $151,536 or 199.05% in 2005 mostly due to writing down the fair value of a medical office building by $162,000 to its appraised value. Travel and lodging expense increased $97,617 or 40.8% in 2005 largely due to the expansion of our correspondent banking business. Accounting expenses increased $79,358 or 57.5% in 2005 largely due to reporting requirements related to being a public reporting company. Other operating expense increased 3.6% in 2004 primarily due to increased spending related to the expansion of our correspondent banking business including marketing efforts and professional fees. Table 4 shows operating expense by category for the years ended December 31, 2005, 2004, and 2003.

Table 4

Other operating expense

	2005	2004	2003
Director fees	$339,500	$333,250	$292,000
Travel and lodging	336,870	239,253	288,844
Telephone and data communications	302,294	256,729	312,369
Software maintenance contracts	257,549	191,596	185,330
Advertising	245,491	184,509	132,635
Write down of other real estate	227,664	76,128	30,182
Accounting	217,403	138,045	118,765
Postage and courier service	195,365	164,088	152,798
Investment seminars	170,954	206,599	40,000
Consulting fees	80,069	211,373	195,802
Other	1,897,034	1,584,556	1,712,672

Total	$4,270,193	$3,586,126	$3,461,397

Our overhead efficiency ratio improved to 63.3% in 2005 compared to 63.5% in 2004 and 67.7% in 2003. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio remained flat in 2005 because of higher overhead related to our expansion efforts. We anticipate further improvement in this ratio as we continue to grow.

Income Taxes

Nexity Financial Corporation and its subsidiaries file a consolidated federal income tax return. We account for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, our deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to our cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

From time to time, we engage in business plans that may also have an effect on our tax liabilities. If the tax effects of a plan are significant, our practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged. We have obtained the opinion of advisors that the tax aspects of certain plans should prevail. Examination of our income tax returns or changes in tax law may impact the tax benefits of these plans.

Total income tax expense included in the Consolidated Statements of Income was $2,245,080 in 2005, compared to $273,646 in 2004. Tax benefits from loss carryforwards from previous years totaling $1.2 million reduced income tax expense in 2004. We had an income tax benefit of $514,310 in 2003. Our effective income tax rates were 33.1% in 2005, 4.8% for 2004, and (12.4%) for 2003. The effective tax rate increased in 2005 compared to 2004 primarily due to higher levels of income before taxes and the tax benefit taken in 2004. We expect our tax expense to more closely reflect federal and state income tax rates going forward.

Our federal and state income tax returns for the years 2002 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. At December 31, 2005 we had a net operating loss carryforward for state tax purposes of $3,534,132. At December 31, 2004, we had a net operating loss carryforward for state tax purposes of $6,227,433. We had no valuation allowance at December 31, 2005, compared with $267,157 at December 31, 2004, which was related to the net operating loss carryforwards for state purposes. The valuation allowance decreased in 2005 compared to 2004 primarily due to management’s determination that the net operating loss carryforward for state tax purposes will be fully utilized before the carryforward period expires. Management’s determination is based upon the historical taxable profits and projected taxable profits of certain subsidiaries.

For further information concerning income tax expense, refer to Note 9, Income Taxes, of our 2005 Consolidated Financial Statements.

Balance Sheet Review

Investment Securities

The investment securities portfolio serves as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are classified as available-for-sale and are recorded at fair value. We primarily invest in securities of U.S. government agencies and corporations and mortgage related securities with average lives approximating five years.

Table 5

Investment Securities Portfolio Composition

	December 31
	2005	2004	2003
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$63,483,387	$55,317,008	$56,530,362
Mortgage-backed securities	134,295,214	131,084,626	106,382,467
Other debt securities	4,570,400	8,215,300	8,210,100

Total debt securities	202,349,001	194,616,934	171,122,929
Equity securities	6,669,024	6,041,925	4,889,154

Total	$209,018,026	$200,658,859	$176,012,083

Total securities as a percentage of total assets	26.64%	32.85%	33.67%

Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	30.37%	27.57%	32.12%
Mortgage-backed securities	64.25	65.33	60.44
Other debt securities	2.19	4.09	4.66

Total debt securities	96.81	96.99	97.22
Equity securities	3.19	3.01	2.78

Total	100.00%	100.00%	100.00%

Investment securities were $209.0 million at December 31, 2005, compared with $200.7 million at December 31, 2004. At December 31, 2005, investment securities represented 26.6% of total assets compared with 32.9% at December 31, 2004. The reason for the decline in the mix of investment securities was improved loan demand in 2005. We had a net unrealized loss on investment securities available-for-sale, net of tax, of $2.1 million at December 31, 2005, compared with a net unrealized gain of $343,085 at the same time last year. The decrease in the value of the portfolio was primarily related to the rising interest rate environment. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The amortized cost, fair value, tax equivalent yield, and contractual maturity schedule of debt securities at December 31, 2005 are shown in Table 6. Actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Table 6

Investment Securities Maturity Schedule

(December 31, 2005)

(Dollars in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U.S. government agencies:
Within one year	$0	$0	0.00%
One to five years	50,627	49,902	4.34
Five to ten years	13,767	13,581	4.86
Over ten years	0	0	0.00

Total	64,394	63,483	4.45

Mortgage-backed securities:
Within one year	0	0	0.00
One to five years	3,783	3,626	3.46
Five to ten years	6,649	6,548	4.49
Over ten years	126,249	124,121	4.75

Total	136,681	134,295	4.71

Other debt securities:
Within one year	0	0	0.00
One to five years	0	0	0.00
Five to ten years	0	0	0.00
Over ten years	4,550	4,571	6.97

Total	4,550	4,571	6.97

Equity securities (1)	6,669	6,669	N/A

Total portfolio	$212,294	$209,018	4.68%

(1)	Equity securities have no contractual maturity or yield and accordingly are excluded from the yield calculation.

Average investment securities excluding the net unrealized gain or loss on available-for-sale securities were $202.9 million in 2005, an increase of 8.9% from $186.3 million in 2004. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield decreased slightly in 2005. The decrease in yield was the result of higher yielding agency securities that were called and reinvested at lower yields and mortgage securities that prepaid and the proceeds were invested at lower yields.

The duration of the debt securities portfolio increased to approximately 4.3 years at December 31, 2005 from approximately 3.3 years at December 31, 2004. If interest rates continue to rise, the duration of the portfolio may extend.

We realized $468,351 in gains from the sale of $4.3 million of available-for-sale securities during 2005 versus $207,690 in gains from the sale of $6.9 million of available-for-sale securities during 2004. We realized $371,249 in gains from the sale of $13.0 million of available-for-sale securities during 2003.

We had no investment securities held-to-maturity and recorded at amortized cost at December 31, 2005 and 2004.

Loans

Loans, the largest component of earning assets, totaled $515.6 million and represented 65.7% of total assets and 86.4% of total deposits at December 31, 2005, compared with $387.5 million and 63.4% of total assets and 84.9% of total deposits at December 31, 2004. In 2005, average loans grew 27.7% to $444.1 million from $347.9 million in 2004. The primary strategy for loan generation is buying loan participations from community banks. Community banks sell loan participations primarily due to legal lending limitations, liquidity purposes, and other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Alabama, Georgia, Florida, North Carolina, South Carolina, and Texas. Our lenders have a high level of experience dealing with community banks and analyzing the different types of loans in these market areas.

Loan policies and procedures provide the overall direction for administration of the loan portfolio. The lending strategy focuses on quality growth in each of our market areas. Our loan underwriting process is intended to ensure that sound and consistent credit decisions are made.

The loans generated through community bank loan participations are typically real estate construction loans, commercial real estate loans, and loans secured by common stock of community banks. Construction and commercial real estate loans are typically participated because they exceed the community bank’s legal lending limit, and the size of the loan is usually between $1 million and $5 million. We use standard underwriting policies and procedures for each loan participation purchased. These loans are geographically dispersed through our market areas and are not concentrated in one small geographic region or state. We attempt to minimize the risk by generally making a significant amount of these type loans only on owner-occupied properties, by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

We have established concentration limits on real estate construction loans of 275.0% of total capital and at December 31, 2005, these loans totaled $186.1 million or 241.7% of total capital. We also have established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at December 31, 2005 these loans totaled $74.5 million or 96.8% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 2005, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The composition of the loan portfolio at December 31 for the last five years is presented in Table 7, below. Commercial, financial, and agricultural loans increased 44.8% from 2004 and represent 24.3% of gross loans at December 31, 2005. Real estate-construction loans, which were 36.1% of gross loans at December 31, 2005, increased 72.3% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 8.1% from 2004 and represent 29.5% of gross loans at December 31, 2005. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Installment loans to individuals, which include residential real estate loans, represent 3.3% of gross loans and decreased 18.1% during 2005. Home equity lines of credit increased 16.3% from 2004 and represent 6.7% of gross loans at December 31, 2005. Home equity lines of credit increased due to more aggressive marketing. Lease financing receivables, which represent 0.1% of gross loans at December 31, 2005, decreased 66.3% compared to the previous year. Lease financing receivables were lower in 2005 because we stopped marketing this product due to credit quality concerns with this product line in 2003. We offered briefly during late 2000 and early 2001 an Internet originated small business line of credit product. This product was promptly eliminated in May 2001 when it became apparent that it was not going to meet our credit quality and profitability standards. At December 31, 2005, the remaining portfolio consisted of 45 loans totaling $1,177,391. Other loans decreased 20.4% from 2004 and represent less than 0.10% of gross loans at December 31, 2005.

Table 7

Loan Portfolio Composition

	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	$125,508,057	$86,660,894	$70,748,448	$63,465,840	$53,755,143
Real estate—construction	186,128,578	108,000,807	77,648,068	77,032,373	80,958,305
Real estate—mortgage	151,883,652	140,520,747	131,512,411	119,593,912	79,815,658
Installment loans to individuals	16,926,398	20,664,146	14,840,957	16,844,788	20,701,947
Home equity lines of credit	34,302,363	29,501,006	23,838,617	30,063,964	32,648,103
Lease financing receivables	658,757	1,952,843	5,420,936	8,344,864	12,379,530
Other	165,780	208,147	107,071	220,222	434,814

Gross loans	515,573,585	387,508,590	324,116,508	315,565,963	280,693,500
Unearned income	(397)	(5,251)	(57,211)	(205,830)	(503,797)

Total loans, net of unearned income	$515,573,188	$387,503,339	$324,059,297	$315,360,133	$280,189,703

	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	24.3%	22.3%	21.8%	20.1%	19.2%
Real estate—construction	36.1	27.9	24.0	24.5	28.8
Real estate—mortgage	29.5	36.3	40.6	37.9	28.4
Installment loans to individuals	3.3	5.3	4.6	5.3	7.4
Home equity lines of credit	6.7	7.6	7.3	9.5	11.6
Lease financing receivables	0.1	0.5	1.7	2.6	4.4
Other	0.0	0.1	0.0	0.1	0.2

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 8 presents maturities of certain loan classifications based on collateral type at December 31, 2005. The table also provides the breakdown between those loans with a fixed interest rate and those loans with a variable interest rate.

Table 8

Selected Loan Maturities and Interest Rate Sensitivity (December 31, 2005)

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$30,163,109	$36,683,468	$58,661,480	$125,508,057
Real estate—construction	111,827,042	70,801,786	3,499,750	186,128,578
Real estate—mortgage	70,935,075	63,894,401	17,054,176	151,883,652
Installment loans to individuals	9,154,039	4,734,314	3,038,044	16,926,397
Home equity lines of credit	0	353,877	33,948,486	34,302,363
Lease financing receivables	274,503	383,857	0	658,360
Other loans	165,781	0	0	165,781

Total loans	$222,519,549	$176,851,703	$116,201,936	$515,573,188

Total of loans above with:
Fixed interest rates	$20,248,036	$34,719,208	$12,019,221	$66,986,465
Variable interest rates	202,271,513	142,132,495	104,182,715	448,586,723

Total loans	$222,519,549	$176,851,703	$116,201,936	$515,573,188

(1)	Loan balances include unearned income

Directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2005, 2004 and 2003, were approximately $1.0 million, $3.8 million, and $6.3 million, respectively. During 2005, $755,000 in new loans were made, and repayments totaled $3.5 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

Risk Characteristics of Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, we consider the three major categories of loans: Commercial, Real Estate Construction and Commercial Real Estate. These three categories made up 89.9% of the total loan portfolio, as of December 31, 2005.

Commercial. Our commercial loan portfolio primarily consists of holding company loans, loans secured by common stock of community banks, and various other loans. Commercial loans increased $38.8 million in 2005 to $125.5 million or 24.3% of the total loan portfolio, as of December 31, 2005.

Geographically, over 80% of the loans in the commercial portfolio are in three states: Georgia (55.13%), South Carolina (16.76%) and Florida (9.36%).

From 2001 through 2005, net commercial loan losses as a percent of average commercial loans outstanding ranged from a low of 0.24% in 2005 to a high of 1.95% in 2001. Commercial loan losses in 2005 totaled $198,196 down from $240,286 in 2004. The lower commercial loan losses in 2005 compared to 2004 resulted from lower losses in the Internet originated small business loan product. Marketing of this product stopped in May 2001. This product accounted for 100% and 79% of commercial loan losses in the last two years. At December 31, 2005 the remaining portfolio consisted of 45 loans totaling $1,177,391. Management expects that losses in the commercial loan portfolio for 2006 will be near 2005 levels.

Real Estate Construction. Our construction portfolio primarily consists of loans for residential property lot development, single family residential and condominium developments. Real estate construction loans increased $78.1 million in 2005 to $186.1 million or 36.1% of the total loan portfolio as of December 31, 2005. The growth in construction loans was primarily due to strong demand in South Carolina and Georgia. These loans are normally secured by land, buildings, and personal guarantees and are generally pre sold. Geographically, 89% of the loans are in three states: Georgia (46.54%), South Carolina (29.38%) and Florida (13.45%).

Management closely monitors real estate construction loans, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and periods of high interest rates. We attempt to mitigate this risk by following underwriting standards that generally include: requiring an equity investment, sufficient presales with nonrefundable earnest money to pay off the loan, bonded contracts and personal guarantees from the principals.

As of December 31, 2005, we had not experienced any losses in our real estate construction portfolio.

Commercial Real Estate. The commercial real estate portfolio primarily consists of loans with maturities of less than five years with amortization schedules typically ranging from 15 to 25 years. Commercial real estate loans increased $11.4 million in 2005 to $151.9 million or 29.5% of the total loan portfolio as of December 31, 2005. Land, buildings, and personal guarantees normally secure these loans. Geographically, 80% of the loans are in three states: Georgia (39.20%), South Carolina (28.59%) and North Carolina (12.31%). Although some risk is inherent in this type of lending, we manage our risk by following underwriting standards that include adequate cash flow to service the debt, collateral values that exceed the loan amount, and in most cases personal guarantees from the principals.

From 2001 through 2005, net commercial real estate loan losses as a percent of average commercial real estate outstanding ranged from a low of less than 0.10% in 2003 to a high of 0.12% in 2001. Net losses in 2005 totaled $92,405 or 0.06% of average commercial real estate outstanding, up from $64,446 or 0.05% in 2004.

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

Nonperforming assets consist of nonaccrual loans on which the ultimate collection of the full amount of principal and/or interest is uncertain, restructured loans, loans past due 90 days or more as to principal or interest, and other real estate owned. We do not have any foreign loans or loans for highly leveraged transactions.

Table 9

Nonperforming Assets

	December 31
	2005	2004	2003	2002	2001
Nonaccrual loans	$2,651,025	$1,811,446	$229,137	$672,754	$673,035
Loans past due ninety days or more	0	0	71,402	0	0
Other real estate owned	1,500,000	82,000	580,316	362,000	0

Total nonperforming assets	$4,151,025	$1,893,446	$880,855	$1,034,754	$673,035

Nonperforming assets to total loans and other real estate owned	0.80%	0.49%	0.27%	0.33%	0.24%
Nonperforming assets to total assets	0.53%	0.31%	0.17%	0.23%	0.19%

During 2005, nonperforming assets increased $2,257,579 to $4,151,025, compared with $1,893,446 reported in 2004. The increase in nonperforming assets was primarily due to one commercial real estate loan placed on nonaccrual status and one medical office complex placed in other real estate owned during 2005 that was carried in nonaccrual loans at December 31, 2004. There were no loans past due 90 days or more at December 31, 2005. The nonperforming assets to total loans and other real estate owned ratio was 0.80% in 2005, compared to 0.49% in 2004.

Allowance for Loan Losses

An analysis of activity in the allowance for loan losses is presented in Tables 10 and 11. The allowance for loan losses is established and maintained through charges to expense in the form of a provision for loan losses. Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs.

Our provision for loan losses is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management’s analysis of economic conditions and the resulting impact on our loan portfolio.

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

We determine our allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114 (Statement 114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans.

At December 31, 2005 and 2004, we had $2,651,025 and $2,113,188, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $600,000 and $671,902 at December 31, 2005 and 2004, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2005 and 2004. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

Table 10

Summary of Loan Loss Experience

	As of and for the years ended December 31
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$4,911,819	$4,102,626	$3,867,872	$3,416,090	$1,871,500

Amounts charged off during year:
Commercial, financial and agricultural	198,196	240,286	789,956	1,000,387	890,777
Real estate—construction	0	0	0	0	0
Real estate—mortgage	92,405	64,446	0	70,000	68,736
Installment loans to individuals and other loans	5,908	2,000	0	403	495
Lease financing receivables	42,249	34,056	162,119	290,772	138,907

Total loans charged off	338,758	340,788	952,075	1,361,562	1,098,915

Amount of recoveries during year:
Commercial, financial and agricultural	18,638	3,815	9,114	23,939	100
Real estate—construction	0	0	0	0	0
Real estate—mortgage	0	0	0	0	0
Installment loans to individuals and other loans	5,015	19,544	30,472	463	50
Lease financing receivables	0	11,622	22,243	3,942	4,355

Total recoveries	23,653	34,981	61,829	28,344	4,505

Net loans charged off	315,105	305,807	890,246	1,333,218	1,094,410

Provision for loan losses	1,870,000	1,115,000	1,125,000	1,785,000	2,639,000

Allowance for loan losses at end of year	$6,466,714	$4,911,819	$4,102,626	$3,867,872	$3,416,090

Ratio of net charge-offs during the year to average loans outstanding during the year	0.07	0.09	0.29	0.45	0.51
Average Loans Outstanding	444,138,333	347,935,675	302,651,532	298,376,496	215,263,703

The ratio of net charge-offs to average loans was 0.07% in 2005 and 0.09% in 2004. A $1,870,000 provision for loans losses was made in 2005, compared with $1,115,000 in 2004.

The level of the provision for loan losses during 2005 was primarily attributable to strong loan growth and the increased level of nonperforming loans. Net charge-offs increased slightly in 2005. Net charge-offs were higher in 2003, 2002, and 2001 primarily because of charges related to Internet originated small business lines of credit that were offered briefly during late 2000 and early 2001. The marketing of this product was promptly stopped in May 2001 when it became apparent that it was not going to meet our credit quality and profitability standards. At December 31, 2005 and 2004, the remaining portfolio consisted of 45 loans totaling $1,177,391 and 64 loans totaling $1,903,421, respectively.

The provision for loan losses was made to reflect losses inherent in the loan portfolio at the balance sheet date. Specific reserves are provided on individual loans for which management believed specific reserves were necessary. The specific reserves are determined on loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves.

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

Table 11

Composition of Allowance for Loan Losses

	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	$2,616,497	$2,044,860	$2,227,757	$1,470,514	$1,355,151
Real estate—construction	433,041	1,178,557	310,687	582,755	519,660
Real estate—mortgage	1,602,142	1,195,511	1,099,751	578,881	382,988
Installment loans to individuals	49,448	117,383	161,278	56,791	106,196
Home equity lines of credit	51,454	44,252	35,758	75,160	32,648
Lease financing receivables	60,746	248,676	261,419	297,808	0
Other	12	5,496	9	78	33,251
Unallocated	1,653,374	77,084	5,967	805,885	986,196

Total	$6,466,714	$4,911,819	$4,102,626	$3,867,872	$3,416,090

The decrease from 2004 to 2005 in the allowance for real estate-construction is due to two loans with combined allocations of $923,324 at December 31, 2004 being reclassified. One was moved to other real estate and the other was reclassified to real estate-mortgage.

The unallocated amount represents estimated inherent credit losses in our portfolio as of the balance sheet date. The unallocated amount is subjective and based on primarily qualitative factors and to a lesser extent quantitative factors. In addition, it represents the inherent impressions related to the allowance estimation process. Qualitative factors include recent economic stresses that have occurred and impact our portfolio (increased commodity prices, energy prices and borrowing cost). The trends in the qualitative factors present in 2005 support the unallocated portion of the reserve.

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

Funding Sources

Total deposits were $596.7 million and represented 76.0% of total assets at December 31, 2005, compared with $456.7 million and 74.8% of total assets at December 31, 2004. In 2005, deposits grew 30.7% from $456.7 million in 2004, primarily due to our competitive rates offered to commercial and consumer customers. In 2005, the mix of interest-bearing deposits changed as certificates of deposit increased 49.0%, and money market deposits increased 11.9%, while interest-bearing checking increased 14.4%, and savings accounts decreased 21.9%. Certificates of deposit represented 57.3% of total deposits in 2005 and 50.3% in 2004. Money market accounts represented 41.0% of total deposits in 2005 and 47.9% in 2004. Interest checking accounts represented 0.9% of total deposits in 2005 and 1.0% in 2004. Savings accounts represented 0.1% of deposits in 2005 and 2004. Demand deposits increased 29.6% to $4.3 million and represented 0.7% of total deposits in 2005 and 2004.

Table 12

Types of Deposits

	December 31
	2005	2004	2003	2002	2001
Noninterest-bearing demand deposits	$4,300,846	$3,319,315	$1,724,487	$4,997,969	$1,813,855
Interest-bearing checking	4,998,265	4,368,349	10,862,690	4,628,068	4,318,334
Money market accounts	244,907,863	218,949,539	207,604,883	206,907,380	119,312,376
Savings accounts	404,779	518,158	477,613	368,969	219,832
Brokered deposits	41,918,000	34,698,000	28,932,000	16,706,000	12,699,000
Time deposits under $100,000	188,326,181	133,361,315	89,770,275	85,281,084	107,512,313
Time deposits of $100,000 or more	111,813,710	61,476,666	48,883,269	39,039,161	47,330,382

Total Deposits	$596,669,644	$456,691,342	$388,255,217	$357,928,631	$293,206,092

	December 31
	2005	2004	2003	2002	2001
Noninterest-bearing demand deposits	0.7%	0.7%	0.4%	1.4%	0.6%
Interest-bearing checking	0.9	1.0	2.8	1.3	1.5
Money market accounts	41.0	47.9	53.5	57.8	40.7
Savings accounts	0.1	0.1	0.1	0.1	0.1
Brokered deposits	7.0	7.6	7.5	4.7	4.3
Time deposits under $100,000	31.6	29.2	23.1	23.8	36.7
Time deposits of $100,000 or more	18.7	13.5	12.6	10.9	16.1

Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Table 13 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2005.

Table 13

Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2005
Three months or less	$30,361,608
Over three through six months	29,294,384
Over six through twelve months	48,817,035
Over twelve months	3,340,683

Total outstanding	$111,813,710

We continue to use cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $739,617 or 22.8% to $4.0 million in 2005 from $3.2 million in 2004. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At December 31, 2005, the pool of federal funds totaled $219.6 million of which we used $560,000 as a funding source compared with $72.2 million and $7.3 million at December 31, 2004.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $105.0 million at December 31, 2005, versus $95.0 million at December 31, 2004. Fixed interest rates on these advances ranged from 2.40% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2006 to 2015. The increase in long-term borrowings during 2005 and 2004 reflects management’s efforts to extend our maturities for interest rate risk management.

Table 14

Type of Borrowings

	December 31
	2005	2004
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$560,000	$7,264,000

Long-Term Borrowings
FHLB Advances	105,000,000	95,000,000
Subordinated notes	12,372,000	12,372,000

Total Long-Term Borrowings	117,372,000	107,372,000

Total Borrowings	$117,932,000	$114,636,000

We have a line of credit with Flag Bank of $7,000,000 of which none was outstanding at December 31, 2005 and 2004. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%).

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At December 31, 2005, stockholders’ equity was $63.3 million versus $35.6 million at December 31, 2004. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering and retention of earnings. We have not paid any cash dividends.

On March 3, 2006 we announced that our Board of Directors authorized a stock repurchase program to acquire up to 400,000 shares, or approximately 4.6% of the total common shares currently outstanding. The program is dependent upon market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchases under this program will be made using our own cash resources. The repurchases generally would be made in either privately negotiated transactions or through the open market.

Book value per share at December 31, 2005 and 2004 was $7.26 and $5.12, respectively. Tangible book value per share at December 31, 2005 and 2004 was $7.16 and $4.99, respectively. Tangible book value was below book value as a result of an intangible asset related to our banking charter. Note 19, Regulatory Matters, of our 2005 Consolidated Financial Statements sets forth various capital ratios for us. Due to the adoption of FIN 46, we report debt associated with trust preferred securities on our consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At December 31, 2005 and 2004, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12, Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust, of our 2005 Consolidated Financial Statements.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 10.24% and 7.62% at December 31, 2005 and 2004, respectively. As part of forming the holding company, the Federal Reserve Bank required us to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required Nexity Bank to maintain a minimum leverage ratio of 7.0%. This ratio for Nexity Bank was 9.33% and 7.38% at December 31, 2005 and 2004, respectively.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 11.77% and 9.66% at December 31, 2005 and 2004, respectively, and a total risk-based capital ratio of 12.77% and 10.74% at December 31, 2005 and 2004, respectively, well above the regulatory requirements for a well-capitalized institution. Note 19, Regulatory Matters, to our 2005 Consolidated Financial Statements presents our actual capital amounts and ratios at December 31, 2005 and 2004.

Market Risk and Asset/Liability Management

Asset/liability management is the process by which we monitor and attempt to control the mix and maturities of our assets and liabilities in order to maximize net interest income. The functions of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities. We manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. An ALCO report is presented to the Board of Directors on a quarterly basis.

We measure the effects of changes in interest rates through the use of a simulation model. The simulation model is used to analyze the sensitivity of net interest income to a ratable change in interest rates measured over a 12 month time horizon. The model also measures the sensitivity of the economic value of equity (“EVE”) to an instantaneous change in interest rates. EVE is a measurement of the inherent, long-term economic value to us at a given point in time.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. The model reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at December 31, 2005 levels.

Table 15

Net Interest Income Risk Analysis at December 31, 2005

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	11.19%
1.00	5.59
Flat	—
(1.00)	(5.65)

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

We also calculate EVE under several different rate scenarios. The model reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. These rates assume an instantaneous shift in all the yield curves. The table below shows the effect that the indicated changes in interest rates would have on economic value of equity as projected using a static balance sheet for each set of interest rate scenarios compared to the flat interest rate scenario. The economic value of equity represents the fair value of net assets and is in no way indicative of our stockholders’ equity.

Table 16

Economic Value of Equity Risk Analysis at December 31, 2005

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(16.11)%
Flat	—
(2.00)	8.81

Table 17 shows our interest rate sensitivity at December 31, 2005 indicating an asset-sensitive position in the three months or less period and the four months to six months period and a liability-sensitive position in the seven months to twelve months period. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $59.4 million or 7.7% of total interest-earning assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

Table 17

Interest Rate Sensitivity Analysis

(December 31, 2005 balances in thousands)

	0-3 mos.	4-6 mos.	7-12 mos.	Total within one year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$444,699	$10,395	$8,698	$463,792	$37,112	$12,018	$512,922
Investment securities (2)	0	0	0	0	54,410	157,884	212,294
Federal funds sold	43,509	0	0	43,509	0	0	43,509
Interest-bearing balances due from banks	2,593	0	0	2,593	0	0	2,593

Total interest-earning assets	$490,801	$10,395	$8,698	$509,894	$91,522	$169,902	$771,318

Percent of total interest-earning assets	63.6%	1.4%	1.1%	66.1%	11.9%	22.0%	100.0%
Interest-bearing liabilities:
Interest checking	$0	$0	$0	$0	$4,998	$0	4,998
Savings	0	0	0	0	405	0	405
Money market	244,908	0	0	244,908	0	0	244,908
Certificates of deposit of $100,000 or more	30,362	29,295	48,816	108,473	3,341	0	111,814
Certificates of deposit less than $100,000	64,492	53,413	87,448	205,353	24,889	2	230,244
Federal funds purchased	560	0	0	560	0	0	560
Long-term debt	0	10,000	0	10,000	35,000	60,000	105,000
Subordinated debentures	0	0	0	0	0	12,372	12,372

Total interest-bearing liabilities	340,322	92,708	136,264	569,294	68,633	72,374	710,301
Other sources—net	0	0	0	0	0	61,017	61,017

Total sources—net	$340,322	$92,708	$136,264	$569,294	$68,633	$133,391	$771,318

Percent of total interest-earning assets	44.1%	12.0%	17.7%	73.8%	8.9%	17.3%	100.00%
Periodic interest-sensitive gap	$150,479	$(82,314)	$(127,567)	$(59,402)	$22,889	$36,511	—
Cumulative interest-sensitive gap	$150,479	$68,165	$(59,402)	$(59,402)	$(36,511)	$—	—
Percent of total interest-earning assets	19.5%	8.8%	(7.7)%	(7.7)%	(4.7)%	—%	$—

(1)	Loan balances do not include nonaccrual loans.
(2)	Investment securities exclude the unrealized loss on available for sale securities of $3,275,981.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2005 and December 31, 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of December 31, 2005 and 2004, totaled $105.0 million and $95.0 million, respectively. At December 31, 2005, we had $130.3 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund our short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At December 31, 2005 and 2004, we had unused short-term lines of credit totaling $20.0 million with correspondent banks. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use up to 25% as a funding source. At December 31, 2005, the pool of federal funds totaled $219.6 million of which we used $560,000 as a funding source compared with $72.2 million and $7.3 million at December 31, 2004.

The following table presents additional information about our contractual obligations as of December 31, 2005, which by their terms have contractual maturity and termination dates subsequent to December 31, 2005 (dollars in thousands):

Table 18

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations:
Time Deposits	$313,827	$25,931	$2,298	$2	$342,058
Short-term borrowings	560	—	—	—	560
Long-term borrowings	10,000	10,000	20,000	65,000	105,000
Subordinated debentures	—	—	—	12,372	12,372
Operating leases	316	249	200	17	782

Total	$324,703	$36,180	$22,498	$77,391	$460,772

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2005, we had outstanding standby letters of credit of $9.9 million and unfunded loan commitments outstanding of $231.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At December 31, 2005, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.

The following table presents additional information about our unfunded commitments as of December 31, 2005, which by their terms have contractual maturity dates subsequent to December 31, 2005 (dollars in thousands):

Table 19

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$6,709	$1	$3,200	$—	$9,910
Lines of credit	78,890	103,388	10,129	38,557	230,964

Total	$85,599	$103,389	$13,329	$38,557	$240,874

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk and Asset/Liability Management” and “Liquidity Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 2, Restrictions on Cash and Due from Bank Accounts, and 17, Disclosures about Fair Value of Financial Instruments, from our 2005 Consolidated Financial Statements for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

Management of Nexity Financial Corporation (the “Corporation”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the consolidated financial statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that the Corporation’s 2005 Annual Report of Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of the Corporation.

In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. See “Management’s Report of Internal Control over Financial Reporting” that follows for additional discussion.

Ernst & Young LLP, independent registered public accounting firm, audited the Corporations’ consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of the Corporation. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

The Audit Committee, composed entirely of independent directors, meets periodically with management, the Corporation’s internal auditors and Ernst & Young LLP (separately and jointly) to discuss audit, financial reporting and related matters. Ernst & Young LLP and the internal auditors have direct access to the Audit Committee.

Greg L. Lee	John J. Moran
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Nexity Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nexity Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Birmingham, Alabama

March 16, 2006

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	2004
ASSETS
Cash and due from banks	$2,221,766	$1,181,296
Interest-bearing deposits in other banks	2,593,302	11,076,569
Federal funds sold	43,508,853	2,832,526
Investment securities available-for-sale, at fair value	209,018,026	200,658,859
Loans, net of unearned income	515,573,188	387,503,339
Allowance for loan losses	(6,466,714)	(4,911,819)

Net loans	509,106,474	382,591,520

Premises and equipment, net of accumulated depreciation	1,206,881	840,316
Deferred tax asset	3,613,706	1,605,616
Intangible assets	910,655	910,655
Accrued interest receivable and other assets	12,338,130	9,068,311

Total assets	$784,517,793	$610,765,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$4,300,846	$3,319,315
NOW and money market accounts	249,906,128	223,317,888
Time deposits $100,000 and over	111,813,710	61,476,666
Other time and savings deposits	230,648,960	168,577,473

Total deposits	596,669,644	456,691,342

Federal funds purchased and securities sold under agreements to repurchase	560,000	7,264,000
Long-term borrowings	105,000,000	95,000,000
Subordinated debentures	12,372,000	12,372,000
Accrued expenses and other liabilities	6,643,944	3,880,020

Total liabilities	721,245,588	575,207,362

Stockholders’ Equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; shares issued and outstanding—none in 2005 and 2004	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding—8,711,175 in 2005 and 6,941,247 in 2004	87,111	69,412	*
Surplus	61,904,905	36,343,063	*
Retained earnings (deficit)	3,344,057	(1,197,254)
Accumulated other comprehensive (loss) income	(2,063,868)	343,085

Total stockholders’ equity	63,272,205	35,558,306

Total liabilities and stockholders’ equity	$784,517,793	$610,765,668

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
	2005	2004		2003
INTEREST INCOME:
Interest and fees on loans	$31,143,523	$19,819,683		$17,767,432
Interest and dividends on taxable investment securities	9,224,681	8,500,225		7,545,492
Interest on federal funds sold	612,327	187,404		113,366
Other interest income	158,105	104,870		240,908

Total interest income	41,138,636	28,612,182		25,667,198

INTEREST EXPENSE:
Interest on deposits	16,025,312	8,590,820		7,942,875
Interest on short-term borrowings	119,103	46,323		4,093
Interest on long-term borrowings	3,343,197	2,795,559		2,385,490
Interest on subordinated debentures	776,464	734,127		837,000

Total interest expense	20,264,076	12,166,829		11,169,458

Net interest income	20,874,560	16,445,353		14,497,740
Provision for loan losses	1,870,000	1,115,000		1,125,000

Net interest income after provision for loan losses	19,004,560	15,330,353		13,372,740

NONINTEREST INCOME:
Service charges on deposit accounts	89,914	52,464		45,380
Commissions and fees	287,669	326,445		331,975
Gains on sales of investment securities	468,351	207,690		371,249
Brokerage and investment services income	691,632	877,365		345,802
Other operating income	367,228	240,370		16,720

Total noninterest income	1,904,794	1,704,334		1,111,126

NONINTEREST EXPENSE:
Salaries and employee benefits	8,637,568	6,645,908		5,723,145
Net occupancy expense	543,082	491,647		482,455
Equipment expense	672,120	662,354		655,237
Other operating expense	4,270,193	3,586,126		3,461,397

Total noninterest expense	14,122,963	11,386,035		10,322,234

Income before income taxes	6,786,391	5,648,652		4,161,632
Provisions (benefit) for income taxes	2,245,080	273,646		(514,310)

Net income	$4,541,311	$5,375,006		$4,675,942

Net income per share—basic	$0.61	$0.77	*	$0.67	*

Net income per share—diluted	$0.57	$0.72	*	$0.62	*

Weighted average common shares outstanding—basic	7,415,241	6,941,062	*	6,934,518	*

Weighted average common shares outstanding—diluted	8,018,058	7,501,570	*	7,494,238	*

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$4,541,311	$5,375,006	$4,675,942
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accretion and amortization of investment securities	(236,378)	(3,364)	127,499
Depreciation and amortization	582,603	584,970	662,323
Provision for loan losses	1,870,000	1,115,000	1,125,000
Gain on sales of investment securities available-for-sale	(468,351)	(207,690)	(371,249)
Gain on sales of other real estate	(48,000)	0	0
Gain on sales of premises and equipment	(3,581)	0	0
Change in deferred tax asset	(2,008,390)	25,664	(684,355)
Change in other assets	(3,352,894)	(939,616)	(666,000)
Change in other liabilities	4,177,532	1,089,610	(109,399)

Net cash provided by operating activities	5,053,852	7,039,580	4,759,761

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(62,837,816)	(72,576,526)	(124,202,012)
Proceeds from sales of investment securities available-for-sale	4,560,304	6,867,543	12,962,276
Proceeds from maturities of investment securities available-for-sale	46,802,513	40,637,756	66,502,851
Net increase in loans	(128,384,954)	(63,749,849)	(9,589,410)
Purchase of cash surrender value life insurance	0	(5,000,000)	0
Capital expenditures	(814,212)	(282,706)	(156,201)

Net cash used for investing activities	(140,674,165)	(94,103,782)	(54,482,496)

Cash flows from financing activities:
Net change in deposits	139,978,302	68,436,125	30,326,586
Net change in short-term borrowings	(6,704,000)	2,264,000	5,000,000
Net change in long-term borrowings	10,000,000	8,250,000	25,000,000
Proceeds from issuance of common stock	25,579,541	1,000	51,194
Net change in subordinated debentures	0	3,072,000	0

Net cash provided by financing activities	168,853,843	82,023,125	60,377,780

Net change in cash and cash equivalents	33,233,530	(5,041,077)	10,655,045
Cash and cash equivalents at January 1	15,090,391	20,131,468	9,476,423

Cash and cash equivalents at December 31	$48,323,921	$15,090,391	$20,131,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,866,975	$10,567,122	$10,479,945
Income taxes	2,005,367	366,405	327,789

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock*		Surplus*	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares*	Amount*
Balance at January 1, 2003	6,926,326	$69,263	$36,291,018	$(11,248,202)	$1,393,989	$26,506,068
Common stock issued pursuant to:
Stock Option Plan	14,671	147	51,047			51,194
Comprehensive income:
Net income				4,675,942		4,675,942
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(650,535)	(650,535)

Total comprehensive income						4,025,407

Balance at December 31, 2003	6,940,997	69,410	36,342,065	(6,572,260)	743,454	30,582,669
Common stock issued pursuant to:
Stock Option Plan	250	2	998			1,000
Comprehensive income:
Net income				5,375,006		5,375,006
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(400,369)	(400,369)

Total comprehensive income						4,974,637

Balance at December 31, 2004	6,941,247	69,412	36,343,063	(1,197,254)	343,085	35,558,306
Common stock issued pursuant to:
Common Stock Offering	1,754,983	17,550	25,417,612			25,435,162
Stock Option Plan	14,945	149	144,230			144,379
Comprehensive income:
Net income				4,541,311		4,541,311
Other comprehensive income net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,406,953)	(2,406,953)

Total comprehensive income						2,134,358

Balance at December 31, 2005	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$63,272,205

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: Nexity Financial Corporation (the “Corporation”) is a registered bank holding company incorporated on March 12, 1999 under the laws of the State of Delaware. The Corporation was formed to enter the commercial banking business and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its subsidiary, Nexity Bank (the “Bank”), which is headquartered in Birmingham, Alabama with additional correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas, and Winston Salem, North Carolina. The Corporation owns 100% of Nexity Bank’s issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2004. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at December 31, 2005, which had been formed to raise capital by issuing preferred securities to institutional investors.

Use of Estimates: The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines at the time of purchase the classification of investment securities as either held-to-maturity or available-for-sale. In determining such classification, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. All other investment securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis as accumulated other comprehensive income. For declines in fair value that are deemed other than temporary, we have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. Realized gains and losses are recognized on the specific identification method. Premiums and discounts are included in the basis of investment securities and are recognized in income using the effective interest method.

Brokerage and Investment Services: Fee income is derived from providing brokerage and investment services to correspondent banks. Fee income is recognized on a trade date basis.

Loans and Allowance for Loan Losses: Loans are reported at their face amount less payments collected. Unearned income on discounted loans is reported as a reduction of the loan balances and is recognized as income using the sum-of-the-months-digits method, a method approximating the effective interest method. Interest on loans is principally recognized over the term of the loan based on the loan balance outstanding.

Net nonrefundable fees and direct costs of loan originations are deferred and amortized over the lives of the underlying loans as an adjustment to interest income in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In many lending transactions, collateral is obtained to provide an additional measure of security. Generally, the cash flow and earnings power of the borrower represent the primary source of repayment and collateral is considered as an additional safeguard to further reduce credit risk. The need for collateral is determined on a case-by-case basis after considering the current and prospective creditworthiness of the borrower, terms of the lending transaction, and economic conditions. When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in process of collection. Previously accrued interest is reversed against current earnings and any subsequent interest is recognized on the cash basis.

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation’s policy to apply the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans on a loan-by-loan basis.

The allowance for loan losses is maintained at a level considered adequate by management to provide for losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is based on a review of individual loans, recent loss experience, current economic conditions, risk characteristics of the various classifications of loans, underlying collateral values, and other relevant factors.

A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. For purposes of this review, the portfolio is segregated between commercial and consumer loans. Every commercial loan is assigned a risk rating based on a numerical scale of one to ten by loan officers using established credit policy guidelines. These risk ratings are reviewed periodically and adjusted as warranted and are subject to review by loan review personnel and bank regulators. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. The allocations are based on historical loss factors, taking into consideration current economic conditions, recent trends in the portfolio and trends in the industry. Any adversely classified commercial loans greater than $50,000 are individually evaluated and a specific allowance allocated for any impairment losses identified. The consumer loan portfolio is separated by loan type into homogeneous pools and an allocation is made for each pool based on historical loss factors, taking into consideration recent trends in the portfolio, recent trends in the industry, and economic conditions.

Losses on loans are charged to and recoveries are credited to the allowance at the time the loss or recovery occurs. It is possible that a change in the relevant factors used in management’s evaluation may occur in the future.

Foreclosed Properties: Assets are classified as foreclosed properties upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place.

Foreclosed properties are carried at the fair value of the property less estimated costs to sell.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, less estimated costs to sell. Subsequent to foreclosure, gains and losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining foreclosed properties are expensed as incurred.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life (5 to 40 years for buildings and improvements; 3 to 7 years for furniture and equipment). Gains or losses on routine dispositions are charged to operating expenses, and improvements and betterments are capitalized. Interest costs incurred related to the construction of banking premises is included in the cost of the related asset.

Intangible Assets: At December 31, 2005 and 2004, we had no unamortized goodwill. We had $910,655 in unamortized other intangible assets at December 31, 2005 and 2004. The other intangible asset is the bank charter, which upon adoption of SFAS No. 142, we no longer amortize. In accordance with SFAS No. 142, our bank charter is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of the intangible asset. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

Segment Information: SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that public business enterprises report certain information about operating segments in their annual financial statements. It also requires that enterprises disclose information about products and services provided by significant segments, geographic areas, major customers, differences between the measurement used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in measurement of segment amounts from period to period.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2005 and 2004, we did not have any reportable segments.

Income Taxes: We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

The Corporation and its subsidiaries file a consolidated federal income tax return. The consolidated financial statements (including the provision for income taxes) are prepared on the accrual basis. The Corporation accounts for income taxes using the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Corporation’s deferred tax assets and liabilities are determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

Earnings Per Share: Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighed average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options.

Stock Based Compensation: At December 31, 2005, we had a stock option plan which is described more fully in Note 16 to the Consolidated Financial Statements. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

options. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows an entity to continue to measure compensation cost for those plans using a fair value method of accounting prescribed in Opinion 25. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. We used the minimum value option pricing method until we began trading as a public company on NASDAQ on September 21, 2005. After this date we applied the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three years ended December 31, 2005:

	2005	2004	2003
Net Income
Net income, as reported	$4,541,311	$5,375,006	$4,675,942
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(90,632)	(77,907)	(241,777)

Pro forma net income	$4,450,679	$5,297,099	$4,434,165

Basic Earnings Per Share
As reported	$0.61	$0.77	$0.67
Pro forma	0.60	0.76	0.64

Diluted Earnings Per Share
As reported	$0.57	$0.72	$0.62
Pro forma	0.56	0.71	0.59

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2005	2004	2003
Expected life (in years)	4.50	4.10	4.20
Expected volatility	26.00%	N/A	N/A
Risk-free interest rate	4.07%	3.07%	2.80%
Expected dividend yield	N/A	N/A	N/A
Weighted-average fair value of options granted during the year	$3.32	$1.68	$1.36

Statement of Cash Flows: For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash on hand, amounts due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

statement requires additional reporting of items that are recorded directly to stockholders’ equity, but not reported in net income, such as unrealized gains and losses on available-for-sale securities. The Corporation elected to present the required disclosures in the Consolidated Statements of Changes in Stockholders’ Equity.

Recently Issued Accounting Standards: The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Corporation anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. Management has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1—”The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Corporation) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Corporation has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Corporation adopted this disclosure standard effective December 31, 2005.

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. There were no required cash reserve balances for the periods ended December 31, 2005 and 2004.

NOTE 3—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale at December 31 are presented below:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$64,394,186	$0	$(910,799)	$63,483,387
Mortgage-backed securities	136,680,796	105,868	(2,491,450)	134,295,214
Other debt securities	4,550,000	20,400	0	4,570,400

Total debt securities	205,624,982	126,268	(3,402,249)	202,349,001
Equity securities	6,669,025	0	0	6,669,025

Total investment securities	$212,294,007	$126,268	$(3,402,249)	$209,018,026

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$55,050,059	$307,447	$(40,498)	$55,317,008
Mortgage-backed securities	131,021,887	766,506	(703,767)	131,084,626
Other debt securities	8,000,408	214,892	0	8,215,300

Total debt securities	194,072,354	1,288,845	(744,265)	194,616,934
Equity securities	6,041,925	0	0	6,041,925

Total investment securities	$200,114,279	$1,288,845	$(744,265)	$200,658,859

Equity securities include Federal Home Loan Bank stock, Bankers Bank stock, and the investment in Nexity Capital Trust II.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of debt securities available-for-sale at December 31, 2005, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	54,410,583	53,528,255
Due after five years through ten years	20,415,488	20,129,031
Due after ten years	130,798,911	128,691,715

Total	$205,624,982	$202,349,001

Investment securities with a fair value of $110,164,742 and $96,386,789 at December 31, 2005 and 2004, respectively, were pledged as collateral for borrowed funds.

Proceeds from sales of investment securities available-for-sale were $4,560,304, $6,867,543, and $12,962,276 in 2005, 2004 and 2003, respectively. Gains of $468,351, $207,690, and $371,249 were realized on these sales during 2005, 2004 and 2003, respectively. There were no realized losses in 2005, 2004 and 2003.

The reclassification of unrealized holding gains to net gains realized in net income in 2005 is presented below:

Decrease in unrealized holding gains on available-for-sale securities, net of tax	$(2,111,892)
Less: Net gains realized on available-for-sale securities sold, net of tax	295,061

Change in unrealized gains on available-for-sale securities, net of tax of $1,413,608	$(2,406,953)

The fair value and unrealized losses on investment securities with unrealized losses at December 31, 2005 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$59,602,387	$804,263	$3,881,000	$106,536	$63,483,387	$910,799
Mortgage-backed securities	81,689,531	1,287,406	38,017,701	1,204,044	119,707,232	2,491,450
Other debt securities	0	0	0	0	0	0

Total debt securities	141,291,918	2,091,669	41,898,701	1,310,580	183,190,619	3,402,249
Equity securities	0	0	0	0	0	0

Total investment securities	$141,291,918	$2,091,669	$41,898,701	$1,310,580	$183,190,619	$3,402,249

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value and unrealized losses on investment securities with unrealized losses at December 31, 2004 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$8,227,514	$40,498	$0	$0	$8,227,514	$40,498
Mortgage-backed securities	45,833,475	310,468	22,737,280	393,299	68,570,755	703,767
Other debt securities	0	0	0	0	0	0

Total debt securities	54,060,989	350,966	22,737,280	393,299	76,798,269	744,265
Equity securities	0	0	0	0	0	0

Total investment securities	$54,060,989	$350,966	$22,737,280	$393,299	$76,798,269	$744,265

The above securities are considered temporarily impaired and no loss has been recognized. At December 31, 2005, approximately 35.4% of the unrealized losses, or seventeen individual securities, consisted of securities in a continuous loss position for twelve months or more. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 are comprised of the following:

	2005	2004
Commercial, financial, and agricultural	$125,508,057	$86,660,894
Real estate-construction	186,128,578	108,000,807
Real estate-mortgage	151,883,652	140,520,747
Installment loans to individuals	16,926,398	20,664,146
Home equity lines of credit	34,302,363	29,501,006
Lease financing receivables	658,757	1,952,843
Other loans	165,780	208,147

Gross Loans	515,573,585	387,508,590
Unearned income	(397)	(5,251)

Total Loans	515,573,188	387,503,339
Allowance for loan losses	(6,466,714)	(4,911,819)

Net Loans	$509,106,474	$382,591,520

Included in loans net of unearned income at December 31, 2005 and 2004 were $126,741 and $115,440, respectively of net deferred loan costs.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents selected loan maturities and interest rate sensitivity at December 31, 2005:

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$30,163,109	$36,683,468	$58,661,480	$125,508,057
Real estate—construction	111,827,042	70,801,786	3,499,750	186,128,578
Real estate—mortgage	70,935,075	63,894,401	17,054,176	151,883,652
Installment loans to individuals	9,154,039	4,734,314	3,038,044	16,926,397
Home equity lines of credit	0	353,877	33,948,486	34,302,363
Lease financing receivables	274,503	383,857	0	658,360
Other loans	165,781	0	0	165,781

Total loans	$222,519,549	$176,851,703	$116,201,936	$515,573,188

Total of loans above with:
Fixed interest rates	$20,248,036	$34,719,208	$12,019,221	$66,986,465
Variable interest rates	202,271,513	142,132,495	104,182,715	448,586,723

Total loans	$222,519,549	$176,851,703	$116,201,936	$515,573,188

(1)	Loan balances include unearned income

Our directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons were $1,043,000 and $3,818,000 at December 31, 2005 and 2004, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and involve no unusual risk or collectibility.

Activity in the allowance for loan losses is summarized as follows:

	2005	2004	2003
Balance at beginning of year	$4,911,819	$4,102,626	$3,867,872
Provision for loan losses	1,870,000	1,115,000	1,125,000
Recoveries on loans previously charged off	23,653	34,981	61,829
Loans charged off	(338,758)	(340,788)	(952,075)

Balance at end of year	$6,466,714	$4,911,819	$4,102,626

Our nonperforming assets (including cash basis loans) at December 31, are summarized below:

	2005	2004
Nonaccrual loans	$2,651,025	$1,811,446
Loans past due 90 days or more	0	0
Other real estate owned	1,500,000	82,000

Total nonperforming assets	$4,151,025	$1,893,446

Interest income which would have been recorded on nonaccrual loans pursuant to original terms	$47,839	$76,683
Interest income recorded on nonaccrual loans	$0	$0

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2005 and 2004, we had $2,651,025 and $2,113,188, respectively, in loans considered impaired. Five loans were impaired during 2005. Impaired loans had a related specific allowance for loan losses of $600,000 and $671,902 at December 31, 2005 and 2004, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2005 and 2004.

At December 31, 2005 and 2004, we did not have any loans for which terms had been modified in troubled debt restructurings.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at December 31, consist of the following:

	2005	2004
Leasehold improvements	$167,006	$155,833
Furniture and equipment	3,660,939	2,879,602
Construction in progress	1,283	0

Total	3,829,228	3,035,435
Accumulated depreciation	(2,622,347)	(2,195,119)

Net premises and equipment	$1,206,881	$840,316

Provision for depreciation included in noninterest expense in 2005, 2004, and 2003 was $451,227, $454,540, and $479,694, respectively. We have entered into various noncancellable operating leases for buildings and equipment used in its operations. Certain leases have various renewal options, which include increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 2005, 2004, and 2003 were $518,338, $451,172, and $430,216, respectively.

At December 31, 2005, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:

2006	$315,646
2007	127,220
2008	121,930
2009	98,650
2010 and thereafter	118,627

Total minimum obligation	$782,073

NOTE 6—INTANGIBLE ASSETS

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation ceased amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the years ended December 31, 2005 and 2004.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 7—OTHER ASSETS AND OTHER LIABILITIES

Other assets at December 31 are comprised of the following:

	2005	2004
Accrued interest on loans and securities	$4,194,474	$2,899,213
Cash surrender value life insurance	5,358,266	5,159,130
Other real estate	1,500,000	82,000
Prepaid expenses	586,631	465,687
Software	390,719	143,708
Other	307,740	318,573

Total other assets	$12,337,830	$9,068,311

Accrued expenses and other liabilities at December 31 are comprised of the following:

	2005	2004
Accrued interest on deposits	$4,202,649	$1,923,813
Accrued interest on borrowings	357,011	290,079
Accrued salaries and employee benefits	680,007	539,958
Accounts Payable	509,102	445,786
Accrued income taxes	239,640	159,641
Other	655,535	520,743

Total accrued expenses and other liabilities	$6,643,944	$3,880,020

NOTE 8—DEPOSITS

The aggregate amount of time deposits of $100,000 or more at December 31, 2005 was $111,813,710. At December 31, 2005, the aggregate maturities of time deposits of $100,000 or more are summarized as follows:

2005	$108,473,027
2006	3,340,683

Total	$111,813,710

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 9—INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$2,825,906	$971,758	$0
State	215,151	239,254	151,690

Total	3,041,057	1,211,012	151,690

Deferred:
Federal	(565,674)	(671,293)	(630,000)
State	(230,303)	(266,073)	(36,000)

Total	(795,977)	(937,366)	(666,000)

Provisions (benefit) for income taxes	$2,245,080	$273,646	$(514,310)

The significant components of the Corporation’s deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in other assets in the Consolidated Balance Sheets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax liabilities:
Tax depreciation over book	$(178,884)	$(77,179)
Loan loss recapture	(155,950)	(272,913)
Unrealized gain—AFS securities	0	(201,495)
Other	(46,894)	(42,713)

Total deferred tax liabilities	$(381,728)	$(594,300)

Deferred tax assets:
Allowance for loan losses	2,392,684	1,817,373
Unrealized loss—AFS securities	1,212,113	0
Net operating loss carryforward	146,914	267,157
Accrued bonuses	93,296	72,610
Nonaccrual loan interest	15,977	35,427
OREO Write-offs	65,759	57,553
AMT tax credits	0	15,458
Other	68,691	0

Total deferred tax assets	3,995,434	2,265,578

Less: valuation allowance	0	(267,157)

Net deferred tax assets	$3,613,706	$1,404,121

The realization of deferred tax assets will be based on future taxable income.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (34%) to pretax income as a result of the following differences for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Tax expense at statutory rate	$2,307,373	$1,920,542	$1,414,955
Increase (decrease) in taxes resulting from:
Increase / (decrease) in valuation allowance	(267,157)	(1,746,249)	(2,030,519)
State income taxes	166,323	(17,700)	76,355
Tax contingency reserve	(31,800)	150,000	0
Other, net	70,341	(32,947)	24,899

Total	$2,245,080	$273,646	$(514,310)

NOTE 10—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 include the following:

	2005	2004
Federal funds purchased	$560,000	$7,264,000
Weighted average interest rate at December 31	3.95%	2.13%
Weighted average interest rate during the year	2.99	1.43
Maximum amount outstanding at any month-end	$17,481,000	$14,958,000
Average amount outstanding during the year	3,980,698	3,241,081

We have unsecured federal funds lines of credit with correspondent banks totaling $10.0 million. We have a secured federal funds line of credit with a correspondent bank totaling $10.0 million. We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by Federal Home Loan Bank stock (carried at cost of $5.3 million) and U.S. Treasury or Government agency securities.

We provide clearing and cash management services to community banks. As part of this program we may retain a portion of these funds as unsecured federal funds purchased up to the limit established by the community bank. We typically sell a significant portion of these funds to upstream correspondent banks. At December 31, 2005 and 2004, our total federal funds purchased through this program were $560,000 and $7,264,000, respectively.

NOTE 11—LONG-TERM DEBT

Advances from the FHLB with an initial maturity of more than one year totaled $105,000,000 and $95,000,000 at December 31, 2005 and 2004, respectively. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB (See Note 10). Fixed interest rates on these advances ranged from 2.40% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2006 to 2015.

The FHLB has the option to convert $15,000,000 in advances to three month LIBOR-based floating rate advances in 2006, $20,000,000 in 2007, $25,000,000 in 2008, $5,000,000 in 2009, and $5,000,000 in 2010.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Principal maturities on long-term debt are summarized below:

2006	$10,000,000
2007	10,000,000
2008	0
2009	15,000,000
2010 and thereafter	70,000,000

Total	$105,000,000

NOTE 12—JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

We formed Nexity Capital Trust II, a Delaware statutory trust, of which 100% of the common equity is owned by the Corporation. The trust was formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds for the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by the trust are the sole assets of the trust. Distributions on the trust preferred securities issued by the trust are payable quarterly at a rate per annum equal to three-month LIBOR plus 280 basis points.

We have fully and unconditionally guaranteed all obligations of Nexity Capital Trust II on a subordinated basis with respect to the trust preferred securities. The trust preferred securities and subordinated debentures have 30-year lives with a call option on July 23, 2009 and each interest date thereafter, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

As a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, we were required to deconsolidate the subsidiary trust from its financial statements in 2004. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trust and guarantees repayment of the trust preferred securities issued by the trust.

Our consolidated debt obligations related to subsidiary trust holding solely debentures of the Corporation follows:

	December 31,
	2005	2004
3-month LIBOR plus 2.80% junior subordinated debentures owed to Nexity Capital Trust II due July 23, 2034	$12,372,000	$12,372,000

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 13—OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, includes the following:

	2005	2004	2003
Director fees	$339,500	$333,250	$292,000
Travel and lodging	336,870	239,253	288,844
Telephone and data communications	302,294	256,729	312,369
Software maintenance contracts	257,549	191,596	185,330
Advertising	245,491	184,509	132,635
Write down of other real estate	227,664	76,128	30,182
Accounting	217,403	138,045	118,765
Postage and courier service	195,365	164,088	152,798
Investment seminars	170,954	206,599	40,000
Consulting fees	80,069	211,373	195,802
Other	1,897,034	1,584,556	1,712,672

Total	$4,270,193	$3,586,126	$3,461,397

NOTE 14—PER SHARE INFORMATION

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted EPS on the face of the Consolidated Statement of Income and requires a reconciliation of the numerator and denominator of the diluted EPS calculation.

Net income per share—basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share—diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

In accordance with SFAS No. 128, the calculation of net income per share—basic and net income per share—diluted for the years ended December 31 are presented below:

	2005	2004		2003
Net income per share—basic computation
Net income	$4,541,311	$5,375,006		$4,675,942
Income applicable to common stockholders	$4,541,311	$5,375,006		$4,675,942

Weighted average common shares outstanding—basic	7,415,241	6,941,062	*	6,934,518	*

Net income per share—basic	$0.61	$0.77	*	$0.67	*

Net income per share—diluted computation
Income applicable to common stockholders	$4,541,311	$5,375,006		$4,675,942

Weighted average common shares outstanding—basic	7,415,241	6,941,062	*	6,934,518	*
Incremental shares from assumed conversions:
Stock options	602,817	560,508	*	559,720	*

Weighted average common shares outstanding—diluted	8,018,058	7,501,570		7,494,238	*

Net income per share—diluted	$0.57	$0.72	*	$0.62	*

Options to purchase 1,917,949, 1,925,911*, and 1,878,474* shares of common stock at a price range of $4* to $20* per share were outstanding during 2005, 2004 and 2003, respectively.

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—EMPLOYEE BENEFIT PLANS

We adopted a pre-tax savings plan (“401(k) Plan”), which covers substantially all employees of the Corporation effective January 1, 2000. The 401(k) Plan allows for employer matching contributions and discretionary profit sharing contributions. The Board of Directors approved a discretionary employer matching contribution and a profit sharing contribution to the 401(k) Plan in 2005, 2004 and 2003. Total expenses of the 401(k) Plan, including amounts contributed, which are included in employee benefits expense for the years ended December 31, 2005, 2004 and 2003 were $261,229, $200,952, and $186,876, respectively.

Beginning in 2005, we began maintaining Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age and continue for 15 years. The SERPs also provide limited benefits in the event of early termination, death, or disability while employed by the Corporation. The officers vest in the benefits over a ten-year period as defined by the SERPs. In the event of a change of control of the Corporation as defined in the SERPs, the officers become 100% vested in the total benefit. We have purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2005 and 2004, $61,644 and $47,487, respectively were charged to operations related to these SERPs.

NOTE 16—STOCK OPTION PLAN

During 1999, we adopted a stock option plan covering certain officers, employees and directors. The maximum number of shares issuable under the plan is 2,250,000, adjusted for the one-for-four reverse stock split effected on September 1, 2005. Options granted under the plan become exercisable generally over a three-year period. Some of the options granted under the plan became exercisable immediately. Options granted under the plan expire in periods of five to ten years from the date of grant.

Activity under the plan is summarized below and is adjusted for the one-for-four reverse stock split effected on September 1, 2005:

	2005		2004		2003
	Shares*	Weighted- Average Exercise Price*	Shares*	Weighted- Average Exercise Price*	Shares*	Weighted- Average Exercise Price*
Outstanding at beginning of period	1,925,911	$7.56	1,878,474	$7.44	1,808,411	$7.04
Granted	51,500	13.69	54,125	13.00	152,500	12.00
Exercised	(46,356)	(13.99)	(250)	(4.00)	(16,875)	(4.00)
Expired	(13,106)	(12.62)	(6,438)	(18.44)	(65,563)	(7.76)

Outstanding at end of period	1,917,949	$7.58	1,925,911	$7.56	1,878,473	$7.44

Options exercisable at end of period	1,830,379	$7.32	1,802,935	$7.20	1,693,072	$6.68
Weighted-average fair value of options granted during the period	$3.32		$1.68		$1.36

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

At December 31, 2005, 1,830,379 optioned shares were exercisable at prices between $4.00 and $20.00 per share for a total of $13,399,996. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

to capital surplus. No income or expense has been recognized in connection with the exercise of these stock options and any tax benefit earned in 2005, 2004 and 2003 has been reserved. The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31	Weighted- Average Exercise Price
$ 4.00	1,348,875	3.42 Years	$4.00	1,348,875	$4.00
12.00	221,000	6.45 Years	12.00	182,252	12.00
13.50	31,500	9.95 Years	13.50	9,000	13.50
14.00	44,500	9.09 Years	14.00	18,178	14.00
20.00	272,074	3.98 Years	20.00	272,074	20.00

	1,917,949	4.09 Years	$7.58	1,830,379	$7.32

On March 3, 2006 we announced that our Board of Directors authorized a stock repurchase program to acquire up to 400,000 shares, or approximately 4.6% of the total common shares currently outstanding. The program is dependent upon market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchases under this program will be made using our own cash resources. The repurchases generally would be made in either privately negotiated transactions or through the open market.

NOTE 17—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 18).

Many of our financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, our general practice is to hold our financial instruments to maturity and not to engage in trading activities. Therefore, we used significant estimates and present value calculations for the purpose of this disclosure. Such estimates involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on information available to management as of December 31, 2005 and 2004.

The following is a description of the methods and assumptions used to estimate the fair value of each class of the Corporation’s financial instruments:

Cash and short-term investments: The carrying amount is a reasonable estimate of fair value.

Investment securities: For securities available-for-sale, fair value equals the carrying amount which is generally the quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value because there is no contractual maturity and/or we have the ability to reprice the loan as interest rate shifts occur. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

borrowers with similar credit ratings and for the same remaining maturities. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

Other financial assets: Include bank-owned life insurance for which the carrying value is a reasonable estimate of fair value and is included in other assets on the Consolidated Balance Sheets.

Deposit liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings: The carrying amount is a reasonable estimate of fair value.

Long-term borrowings and subordinated debentures: The fair value of long-term borrowings and subordinated debentures is estimated using discounted cash flow analyses, based on the Corporation’s estimated borrowing rates for similar types of borrowing arrangements.

Standby letters of credit: The fair value of standby letters of credit are generally based upon fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Commitments to extend credit: For certain categories of commitments, and variable rate lines of credit, a reasonable estimate of fair value would be nominal because we have the ability to reprice the commitment as interest rate shifts occur. The fair value of other types of commitments to extend credit is estimated by discounting the potential future cash flows using the current rate at which similar commitments would be made to borrowers with similar credit ratings. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

The estimated fair values (in thousands) of the Corporation’s financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and short-term investments	$48,324	$48,324	$15,090	$15,090
Investment securities	209,018	209,018	200,287	200,287
Loans	509,106	509,205	382,592	382,909
Other financial assets	5,358	5,358	5,159	5,159
Financial Liabilities:
Deposits	596,670	587,555	456,691	455,826
Long-term borrowings	105,000	103,540	95,000	95,015
Subordinated debentures	12,372	12,372	12,372	12,372
Standby letters of credit	34	34	33	33

	2005		2004
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$212,593	$(116)	$129,451	$(5)

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 18—COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We have various claims, commitments, and contingent liabilities arising from the normal conduct of its business which are not reflected in the accompanying consolidated financial statements and are not expected to have any material adverse effect on our financial position or results of operations.

We are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material impact on our consolidated financial statements.

We are party to financial instruments with off-balance sheet risk (See Note 17) in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The notional value of those instruments reflect the extent of involvement we have in each class of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, we do not charge a fee to customers to extend a commitment. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on management’s credit evaluation of the counterparty.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We require collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instruments at December 31, 2005 and 2004 are presented in Note 17.

NOTE 19—REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2005 and 2004, the Corporation and the Bank were well capitalized under this regulatory framework. To be categorized as well-capitalized, each entity must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2005 that management believes have changed either the Corporation’s or the Bank’s capital classifications.

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$82,892	12.77%	$51,955	8.00%	$64,944	10.00%
Nexity Bank	76,083	11.73	51,921	8.00	64,902	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	76,425	11.77	25,977	4.00	38,966	6.00
Nexity Bank	69,616	10.73	25,961	4.00	38,941	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	76,425	10.24	29,860	4.00	37,325	5.00
Nexity Bank	69,616	9.33	29,860	4.00	37,325	5.00

As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$51,216	10.74%	$38,138	8.00%	$47,673	10.00%
Nexity Bank	49,512	10.39	38,134	8.00	47,667	10.00

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	46,043	9.66	19,069	4.00	28,604	6.00
Nexity Bank	44,600	9.36	19,067	4.00	28,600	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	46,043	7.62	24,158	4.00	30,197	5.00
Nexity Bank	44,600	7.38	24,158	4.00	30,197	5.00

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 20—NEXITY FINANCIAL CORPORATION (PARENT COMPANY ONLY)

The Parent’s principal assets are its investments in the Bank, and the principal source of income for the Parent will be dividends from the Bank. Certain regulatory and legal requirements restrict payment of dividends and lending of funds between the Bank and the Parent.

The Parent’s condensed balance sheets at December 31, 2005 and 2004, and condensed statements of income and of cash flows for the years ended December 31 are presented below:

CONDENSED BALANCE SHEETS

	2005	2004
Assets:
Cash and cash equivalents	$6,804,040	$1,513,288
Investment in bank subsidiary	68,500,635	45,853,443
Other investments	372,000	372,000
Other assets	109,576	206,280

Total assets	$75,786,251	$47,945,011

Liabilities and Stockholders’ Equity:
Subordinated debentures	$12,372,000	$12,372,000
Long-term borrowings	0	0
Other liabilities	142,046	14,705

Total liabilities	12,514,046	12,386,705

Stockholders’ equity	63,272,205	35,558,306

Total liabilities and stockholders’ equity	$75,786,251	$47,945,011

CONDENSED STATEMENTS OF INCOME

	2005	2004	2003
Income:
Dividend income	$22,986	$10,017	$0
Other interest income	81,556	28,092	11,758

Total income	104,542	38,109	11,758

Expense:
Interest on notes payable	43,813	68,056	81,195
Interest on subordinated debentures	776,464	734,127	837,000
Other operating expense	54,348	15,559	28,234

Total expense	874,625	817,742	946,429

Loss before equity in undistributed income of subsidiaries and taxes	(770,083)	(779,633)	(934,671)
Equity in undistributed income of subsidiaries	5,054,145	5,942,075	5,023,654

Income before taxes	4,284,062	5,162,442	4,088,983
Income tax benefit	(257,249)	(212,564)	(586,959)

Net income	$4,541,311	$5,375,006	$4,675,942

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,541,311	$5,375,006	$4,675,942
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed income of subsidiaries	(5,054,145)	(5,942,075)	(5,023,654)
Change in other assets	96,704	425,489	(568,692)
Change in other liabilities	127,341	(9,451)	(20,007)

Net cash used for operating activities	(288,789)	(151,031)	(936,411)

Cash flows from investing activities:
Investment in bank subsidiary	(20,000,000)	0	0
Investment in nonbank subsidiary	0	(84,371)	0

Net cash used for investing activities	(20,000,000)	(84,371)	0

Cash flows from financing activities:
Net change in subordinated debentures	0	3,072,000	0
Repayment of long-term debt	0	(1,750,000)	0
Proceeds from issuance of common stock	25,579,541	1,000	51,194

Net cash provided by financing activities	25,579,541	1,323,000	51,194

Net change in cash and cash equivalents	5,290,752	1,087,598	(885,217)
Cash and cash equivalents at January 1	1,513,288	425,690	1,310,907

Cash and cash equivalents at December 31	$6,804,040	$1,513,288	$425,690

The Parent paid interest of $768,943, $640,719, and $937,202, in 2005, 2004, and 2003, respectively. The Parent paid taxes or received (benefits) of ($320,100), $117,461, and $1,000, in 2005, 2004, and 2003, respectively.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 21—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations, adjusted for the one-for-four reverse stock split effected September 1, 2005, for the four quarters ended December 31 are as follows:

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,362,413	$10,935,126	$9,639,799	$8,201,298
Interest expense	6,268,728	5,479,716	4,733,971	3,781,661

Net interest income	6,093,685	5,455,410	4,905,828	4,419,637
Provision for loan losses	580,000	545,000	660,000	85,000
Noninterest income	381,175	359,556	352,007	343,705
Gains on sales of investment securities	0	0	468,351	0
Noninterest expense	4,042,129	3,540,259	3,359,045	3,181,530

Income before income taxes	1,852,731	1,729,707	1,707,141	1,496,812
Provision for income taxes	677,024	649,234	358,822	560,000

Net income	$1,175,707	$1,080,473	$1,348,319	$936,812

Net income per share—basic	$0.13	$0.15	$0.19	$0.13
Net income per share—diluted	0.13	0.14	0.18	0.12
Weighted average shares outstanding—basic	8,709,626	7,037,434	6,952,284	6,946,397
Weighted average shares outstanding—diluted	9,300,260	7,650,493	7,554,331	7,551,720

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,055,095	$7,236,107	$6,739,874	$6,581,106
Interest expense	3,513,956	2,992,604	2,904,174	2,756,095

Net interest income	4,541,139	4,243,503	3,835,700	3,825,011
Provision for loan losses	300,000	320,000	190,000	305,000
Noninterest income	301,402	382,811	436,138	376,293
Gains on sales of investment securities	0	78,518	31,950	97,222
Noninterest expense	3,117,770	2,687,611	2,841,267	2,739,387

Income before income taxes	1,424,771	1,697,221	1,272,521	1,254,139
Provision (benefit) for income taxes	339,753	637,660	(902,707)	198,940

Net income	$1,085,018	$1,059,561	$2,175,228	$1,055,199

Net income per share—basic	$0.16	$0.15	$0.31	$0.15
Net income per share—diluted	0.14	0.14	0.29	0.14
Weighted average shares outstanding—basic	6,941,247	6,941,005	6,940,997	6,940,997
Weighted average shares outstanding—diluted	7,548,685	7,485,754	7,485,749	7,485,749

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or reportable events with accountants on accounting and financial disclosure.

On March 20, 2006, the Corporation announced that it had selected Mauldin & Jenkins Certified Public Accountants, LLP to provide audit and audit related services during the year ended December 31, 2006, replacing our previous accountants. For further information regarding the selection of our public accountants for the fiscal year ending December 31, 2006, please see Selection of Independent Public Accountants in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

Item 9A. Controls and Procedures

(a) The Corporation’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of December 31, 2005, of the Corporation’s “disclosure controls and procedures,: as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures, as of December 31, 2005, were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. Included under the heading “Management Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. The Corporation continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2005 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of The Registrant

See Executive Compensation Plan in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Election of Directors, Description of the Board Committees, Section 16(a) Beneficial Ownership Reporting Compliance, Certain Relationships and Related Transactions, and Corporate Governance in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

The balance of the information required by this item is contained is the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K or provided below.

Item 11. Executive Compensation

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Executive Compensation, Description of the Board Committees, Compensation Committee Report, and Total Shareholder Return in our 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Directors and Management in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Equity Compensation Plan Information in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

See Certain Relationships and Related Transactions in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See Audit Fees, Other Audit Committee Matters, and Selection of Independent Public Accountants in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements filed as part of this report:

The following management’s statement on responsibility for financial reporting, report of independent registered public accounting firm and consolidated financial statements for the year ending December 31, 2005 are included in Item 8 hereof:

(a)(2) Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information in contained in the Consolidated Financial Statements or the notes thereto, which are included in Item 8 hereof.

(a)(3) Listing of Exhibits

Exhibit No.	Descripition
3.1	Certificate of Incorporation, restated, included as Exhibit 3.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.1	Incentive Stock Compensation Plan, included as Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.1.1	Amendment to Incentive Stock Compensation Plan, included as Exhibit 10.1.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.2	Form of Employee Stock Option Agreement, included as Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.3	Noncompetition, Severance, and Employment Agreement with Greg L. Lee, dated December 13, 2000, included as Exhibit 10.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.4	Noncompetition, Severance, and Employment Agreement with David E. Long, dated December 13, 2000, included as Exhibit 10.4 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

Exhibit No.	Description
10.5	Noncompetition, Severance, and Employment Agreement with John J. Moran, Dated December 13, 2000, included as Exhibit 10.5 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.6	Employment Agreement with Kenneth T. Vassey, dated November 15, 2001, included as Exhibit 10.6 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.7	Salary Continuation Agreement with Greg L. Lee, dated July 20, 2004, included as Exhibit 10.7 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.8	Salary Continuation Agreement with David E. Long, dated July 20, 2004, included as Exhibit 10.8 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.9	Salary Continuation Agreement with John J. Moran, dated July 20, 2004, included as Exhibit 10.9 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.10	Loan and Stock Pledge Agreement with Flag Bank, included as Exhibit 10.10 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.11	Trust Preferred Indenture, included as Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

14	Code of Ethics.*

21.1	Subsidiaries of the Registrant

(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

21.2	Subsidiary of Nexity Bank

(1) Nexity Financial Services, Inc., an Alabama corporation

(2) Nexity Financial Services of Florida, Inc.

(3) Nexity Financial Services of New York, Inc.

23.2	Consent of Ernst & Young LLP*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Indicates filed herewith.
+	Indicates management contract or compensatory plan.

Copies of exhibits are available upon written request to John J. Moran, Executive Vice President and Chief Financial Officer of Nexity Financial Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXITY FINANCIAL CORPORATION

(Registrant)

Name	Position	Date
/s/ GREG L. LEE Greg L. Lee	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ DAVID E. LONG David E. Long	President and Director	March 16, 2006

/s/ JOHN J. MORAN John J. Moran	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 16, 2006

/s/ R. BRADFORD BURNETTE R. Bradford Burnette	Director	March 16, 2006

/s/ JOHW W. COLLINS John W. Collins	Director	March 16, 2006

/s/ RANDY K. DOLYNIUK Randy K. Dolyniuk	Director	March 16, 2006

/s/ DENISE N. SLUPE Denise N. Slupe	Director	March 16, 2006

/s/ WILLIAM L. THORNTON, III William L. Thornton, III	Director	March 16, 2006

/s/ TOMMY E. LOOPER Tommy E. Looper	Director	March 16, 2006

Exhibit Index

Exhibit No.	Description
14	Code of Ethics

23.2	Consent of Ernst & Young

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan