Form 10-Q
period 2006-03-31
NEXITY FINANCIAL CORP
filed 2006-05-12
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of May 12, 2006 was 8,499,055.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,		December 31,
	2006	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$3,500,822	$4,015,842	$2,221,766
Interest-bearing deposits in other banks	2,270,707	6,745,219	2,593,302
Federal funds sold	40,554,393	13,447,041	43,508,853
Investment securities available-for-sale, at fair value	217,362,150	204,450,330	209,018,026

Loans, net of unearned income	527,860,852	391,059,190	515,573,188
Allowance for loan losses	(6,902,092)	(4,935,450)	(6,466,714)

Net loans	520,958,760	386,123,740	509,106,474

Premises and equipment, net of accumulated depreciation	1,146,110	823,851	1,206,881
Deferred tax asset	4,586,179	2,751,026	3,613,706
Intangible assets	910,655	910,655	910,655
Other assets	12,576,907	10,698,947	12,338,130

Total assets	$803,866,683	$629,966,651	$784,517,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$4,502,951	$3,908,996	$4,300,846
NOW and money market accounts	233,081,090	216,752,409	249,906,128
Time deposits $100,000 and over	120,675,815	68,826,204	111,813,710
Other time and savings deposits	250,528,519	184,899,569	230,648,960

Total deposits	608,788,375	474,387,178	596,669,644

Federal funds purchased and securities sold under agreements to repurchase	1.903,000	4,640,000	560,000
Long-term borrowings	110,000,000	100,000,000	105,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	7,534,105	4,297,234	6,643,944

Total liabilities	740,597,480	595,696,412	721,245,588

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2006 and 2005	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock – 8,723,925 in 2006, 6,952,191 at March 31, 2005 and 8,711,175 at December 31, 2005	87,239	69,522	87,111
Surplus	62,020,663	36,411,451	61,904,905
Retained earnings (deficit)	4,651,009	(260,442)	3,344,057
Accumulated other comprehensive loss	(3,394,083)	(1,950,292)	(2,063,868)
Treasury Stock, at cost – 7,500 shares in 2006 and 0 shares in 2005	(95,625)	0	0

Total stockholders’ equity	63,269,203	34,270,239	63,272,205

Total liabilities and stockholders’ equity	$803,866,683	$629,966,651	$784,517,793

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$10,283,980	$5,822,647
Interest on taxable investment securities	2,477,629	2,273,669
Interest on federal funds sold	252,647	68,801
Other interest income	41,421	36,181

Total interest income	13,055,677	8,201,298

INTEREST EXPENSE:
Interest on deposits	5,681,932	2,830,512
Interest on short-term borrowings	20,181	38,076
Interest on long-term borrowings	959,491	744,916
Interest on subordinated debentures	229,089	168,157

Total interest expense	6,890,693	3,781,661

Net interest income	6,164,984	4,419,637
Provision for loan losses	470,000	85,000

Net interest income after provision for loan losses	5,694,984	4,334,637

NONINTEREST INCOME:
Service charges on deposit accounts	26,933	18,928
Commissions and fees	74,325	64,239
Brokerage and investment services income	197,121	183,664
Other operating income	90,153	76,874

Total noninterest income	388,532	343,705

NONINTEREST EXPENSE:
Salaries and employee benefits	2,398,015	1,992,718
Net occupancy expense	147,583	130,327
Equipment expense	172,688	169,498
Other operating expense	1,263,278	888,987

Total noninterest expense	3,981,564	3,181,530

Income before income taxes	2,101,952	1,496,812
Provision for income taxes	795,000	560,000

Net income	$1,306,952	$936,812

Net income per share - basic	$0.15	$0.13

Net income per share - diluted	$0.14	$0.12

Weighted average common shares outstanding - basic	8,714,408	6,946,397

Weighted average common shares outstanding - diluted	9,286,534	7,551,720

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,306,952	$936,812
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(77,349)	(30,758)
Depreciation and amortization	182,115	139,675
Provision for loan losses	470,000	85,000
Gain on sales of premises and equipment	0	(3,581)
Stock based compensation	16,680	0
Change in other assets	(290,818)	(1,658,492)
Change in deferred tax asset	(972,473)	(1,145,410)
Change in other liabilities	1,671,399	1,764,119

Net cash provided by operating activities	2,306,506	87,365

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(15,741,400)	(25,645,258)
Proceeds from maturities of investment securities available-for-sale	5,363,172	18,244,263
Net increase in loans	(12,322,286)	(3,617,220)
Capital expenditures	(69,303)	(91,773)

Net cash used for investing activities	(22,769,817)	(11,109,988)

Cash flows from financing activities:
Net change in deposits	12,118,731	17,695,836
Net change in short-term borrowings	1,343,000	(2,624,000)
Net change in long-term borrowings	5,000,000	5,000,000
Proceeds from the exercise of stock options	99,206	68,498
Purchase of treasury stock	(95,625)	0

Net cash provided by financing activities	18,465,312	20,140,334

Net change in cash and cash equivalents	(1,997,999)	9,117,711
Cash and cash equivalents at January 1	48,323,921	15,090,391

Cash and cash equivalents at March 31	$46,325,922	$24,208,102

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Surplus	Retained earnings (deficit)	Accumulated Other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2005	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$0	$35,558,306

Common stock activity:
Exercise of stock options	10,944	110	68,388				68,498
Comprehensive income:
Net income				936,812			936,812
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,293,377)		(2,293,377)

Total comprehensive loss							(1,356,565)

Balance at March 31, 2005	6,952,191	$69,522	$36,411,451	$(260,442)	$(1,950,292)	$0	$34,270,239

Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205

Common stock activity:
Exercise of stock options, including income tax benefit of $46,206	12,750	128	99,078				99,206
Stock-based compensation			16,680				16,680
Purchase of Treasury Stock (7,500 shares)						(95,625)	(95,625)
Comprehensive income:
Net income				1,306,952			1,306,952
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(1,330,215)		(1,330,215)

Total comprehensive loss							(23,263)

Balance at March 31, 2006	8,723,925	$87,239	$62,020,663	$4,651,009	$(3,394,083)	$(95,625)	$63,269,203

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – General

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2005 is derived from the consolidated audited financial statements of Nexity Financial Corporation (the “Corporation”). These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The information contained in the notes to consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

Nature of Operations

Nexity Financial Corporation is a registered bank holding company incorporated on March 12, 1999 under the laws of the State of Delaware. The Corporation was formed to enter the commercial banking business and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its subsidiary, Nexity Bank (the “Bank”), and owns 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2005. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

At March 31, 2006, the Corporation operated through its headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston-Salem, North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at March 31, 2006, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At March 31, 2006, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the fair value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period. We used the minimum value option pricing method until we began trading as a public company on NASDAQ on September 21, 2005. After this date we applied the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes and net income for the three months ended March 31, 2006, were $16,680 and $11,009 lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. Basic and diluted earnings per share for the three months ended March 31, 2006 were unchanged by the adoption of SFAS 123(R).

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three months ended March 31, 2005:

2005
Net Income
Net income, as reported	$936,812
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(15,340)

Pro forma net income	$921,472

Basic Earnings Per Share
As reported	$0.13
Pro forma	0.12

Diluted Earnings Per Share
As reported	$0.12
Pro forma	0.12

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended March 31
	2006	2005
Expected life (in years)	N/A	2.50
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	3.30%
Expected dividend yield	N/A	N/A
Weighted-average fair value of options granted during the year	N/A	$0.28

At March 31, 2006, there was approximately $123,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of year	1,917,949	$7.58
Granted	0	0
Exercised	(12,750)	4.16
Terminated	(36,092)	19.72

Options outstanding, end of quarter	1,869,107	7.37	3.91 years

Exercisable, end of quarter	1,785,703	7.11	3.65 years

Shares available for future stock option grants to employees and directors under existing plans were 227,726 at March 31, 2006. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $11,764,858, and the aggregate intrinsic value of options exerciseable was $11,741,170. Total intrinsic value of options exercised was $120,675 for the three months ended March 31, 2006.

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

	Number	Weighted- Average Grant-Date Fair Value
Options outstanding, beginning of year	85,083	$2.65
Granted	0
Exercised	0
Terminated	(1,667)	2.36

Options outstanding, end of quarter	83,416	2.66

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at March 31, 2006 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$66,935,299	$1,352,677	$6,793,100	$190,549	$73,728,399	$1,543,226
Mortgage-backed securities	80,685,778	1,970,661	47,532,090	1,934,331	128,217,868	3,904,992
Other debt securities	0	0	0	0	0	0

Total debt securities	147,621,077	3,323,338	54,325,190	2,124,880	201,946,267	5,448,218
Equity securities	0	0	0	0	0	0

Total investment securities	$147,621,077	$3,323,338	$54,325,190	$2,124,880	$201,946,267	$5,448,218

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. The Corporation has both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

The Corporation had $910,655 in unamortized other intangible assets at March 31, 2006 and 2005, and December 31, 2005. The other intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Corporation stopped amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the three months ended March 31, 2006 and 2005.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended March 31
	2006	2005
Net income per share - basic computation
Net income	$1,306,952	$936,812
Income applicable to common shareholders	$1,306,952	$936,812

Weighted average common shares outstanding - basic	8,714,519	6,946,397
Less: Weighted average treasury shares	(111)	0

Weighted average common shares outstanding - basic net of treasury shares	8,714,408	6,946,397

Net income per share - basic	$0.15	$0.13

Net income per share - diluted computation
Income applicable to common shareholders	$1,306,952	$936,812

Weighted average common shares outstanding - basic net of treasury shares	8,714,408	6,946,397
Incremental shares from assumed conversions:
Stock options	572,126	605,323

Weighted average common shares outstanding - diluted	9,286,534	7,551,720

Net income per share - diluted	$0.14	$0.12

Options to purchase 1,869,107 and 1,883,866 shares of common stock at a price range of $4 to $20 per share were outstanding at March 31, 2006 and 2005, respectively.

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

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2006 and 2005, the Corporation did not have any reportable segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three months ended March 31, 2006. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be attained for any other period. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

The following discussion and analysis should be read in conjunction with the financial information and the consolidated financial statements (including the notes thereto) contained in this document as well as our annual report filed on Form 10-K for the year ended December 31, 2005. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

Forward-Looking Statements

We may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements. The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, such as the risk factors referenced in Part II, Item 1A, and other factors including, without limitation:

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 72.8% of total revenue for the first three months of 2006. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 94.1% of total revenue for the first three months of 2006 compared to 92.8% for the same period in 2005. Interest income on loans accounted for 78.8% of total interest income for the three months ended March 31, 2006 compared to 71.0% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first three months of 2006 we have experienced an improving trend in credit quality as net charge-offs have decreased and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the loan section of management’s discussion and analysis.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have increased at a much slower pace. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, our net interest margin has increased, however we expect our net interest margin to decrease to approximately 3% in the next nine to fifteen months due to the increasing costs of interest-bearing liabilities. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management section of management’s discussion and analysis.

Our strategy is to continue to focus on growing our correspondent bank business by developing existing relationships with community banks in the Southeast and Texas and aggressively pursuing new relationships in these market areas. We will also focus on cross-selling our correspondent bank products and services to our community bank customers, which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

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

First Quarter Financial Highlights

For the three months ended March 31, 2006, we reported net income of $1.3 million, up 39.5% from $936,812 reported for the first three months of 2005. Net income per basic share for the three months ended March 31, 2006 was $0.15, up from $0.13 per basic share for the three months ended March 31, 2005. Net income per diluted share for the three months ended March 31, 2006 was $0.14, up from $0.12 per diluted share for the same period in 2005. Net income was up primarily because of a $1.7 million increase in net interest income.

Our net interest income increased to $6.2 million in the first three months of 2006 from $4.4 million in the same period in 2005. This increase was primarily attributable to the increased volume of earning assets and a higher net interest margin. Average earning assets increased 27.3% to $762.6 million or 98.5% of average total assets in the first three months of 2006, compared with $599.2 million or 98.3% in the same period in 2005. The net interest margin improved to 3.28% for the first three months of 2006 from 2.99% for the same period in 2005.

The provision for loan losses increased $385,000 in the first three months of 2006 compared to the first three months of 2005. The provision for loan losses was higher primarily because of an increase in loan volume since net charge-offs were lower in 2006.

Noninterest income increased 13.0% in the first three months of 2006 compared to the same period in 2005, mostly due to growth in our clearing and cash management business with correspondent banks and an increase in income from brokerage and investment services.

For the three months ended March 31, 2006, noninterest expense was up 25.1% from the same period in 2005, mostly due to increases related to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Total assets were $803.9 million at March 31, 2006, up 27.6% from $630.0 million at March 31, 2005, and 2.5% from $784.5 million at December 31, 2005. Loans were $527.9 million at March 31, 2006, up 35.0% from $391.1 million at March 31, 2005, and 2.4% from $515.6 million at December 31, 2005.

At March 31, 2006, nonperforming assets as a percent of total assets increased to 0.52% from 0.29% at March 31, 2005. Net charge-offs as a percent of average loans decreased to 0.03% for the first three months of 2006 from 0.07% for the same period in 2005.

Deposits grew to $608.8 million at March 31, 2006, mostly fueled by growth in certificates of deposit. Long-term debt was $110.0 million at March 31, 2006 compared to $100.0 million at March 31, 2005, and $105.0 million at December 31, 2005.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will eventually generate sufficient operating earnings to realize the deferred tax benefits. Our 2002 to 2005 consolidated income tax returns are open for examination. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Earnings Review

The primary factors affecting the increase in net income in the first three months of 2006 were a $1.7 million increase in net interest income and a $44,827 increase in noninterest income. These changes were partially offset by an $800,034 increase in noninterest expense, a $385,000 increase in the provision for loan loses and a $235,000 increase in the provision for income taxes.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income on a tax equivalent basis for the three months ended March 31, 2006 and 2005.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended March 31
	2006			2005
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$524,524,074	$10,283,980	7.95%	$380,829,052	$5,822,647	6.20%
Investment securities, taxable (2)	212,855,033	2,475,540	4.65	201,973,811	2,273,669	4.50
Interest-bearing balances due from banks	2,534,098	38,023	6.09	5,152,170	36,182	2.85
Trading securities	200,944	2,089	4.22	2,221	0	0.00
Federal funds sold and securities purchased under agreements to resell	22,499,440	256,045	4.62	11,240,593	68,800	2.48

Total interest-earning assets	762,613,589	13,055,677	6.94%	599,197,847	8,201,298	5.55%

Noninterest-earning assets:
Cash and due from banks	3,858,425			2,607,749
Premises and equipment	1,184,559			833,359
Other, less allowance for loan losses	6,701,360			6,954,470

Total noninterest-earning assets	11,744,344			10,395,578

TOTAL ASSETS	$774,357,933			$609,593,425

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,293,168	12,866	1.22%	$4,071,394	8,623	0.86%
Savings	365,865	1,108	1.23	554,319	1,680	1.23
Money market	225,043,672	2,118,464	3.82	215,848,362	1,279,592	2.40
Time deposits	349,682,553	3,549,494	4.12	230,028,451	1,540,617	2.72

Total interest-bearing deposits	579,385,258	5,681,932	3.98	450,502,526	2,830,512	2.55
Federal funds purchased and securities sold under agreements to repurchase	1,810,345	20,182	4.52	6,286,900	38,076	2.46
Long-term debt	105,444,444	959,490	3.64	96,333,333	744,916	3.09
Subordinated debentures	12,372,000	229,089	7.51	12,372,000	168,157	5.51

Total interest-bearing liabilities	699,012,047	6,890,693	4.00%	565,494,759	3,781,661	2.71%

Noninterest-bearing liabilities:
Demand deposits	3,791,347			4,077,532
Other liabilities	7,530,697			4,088,010

Total noninterest-bearing liabilities	11,322,044			8,165,542

Stockholders’ equity	64,023,842			35,933,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,357,933			$609,593,425

Net interest income		$6,164,984			$4,419,637

Interest income/earning assets			6.94%			5.55%
Interest expense/earning assets			3.66			2.56

Net interest income/earning assets			3.28%			2.99%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $1.7 million or 39.5% during the first three months of 2006 compared to the same period in 2005. This increase was primarily attributable to increases in the volume of earning assets and net interest margin.

Interest income on a tax equivalent basis increased $4.9 million or 59.2% in the first three months of 2006 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 6.94% in the first three months of 2006 from 5.55% in the first three months of 2005. Average earning assets increased 27.3% to $762.6 million or 98.5% of average total assets in 2006, compared with $599.2 million or 98.3% in 2005. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $143.7 million or 37.7%. Average investment securities increased $10.9 million or 5.38%. The yield on earning assets increased 144 basis points in 2006 primarily because the yields on loans were higher due to the increase in interest rates.

The Federal Reserve increased the federal funds target rate twice by 25 basis points each in the first three months of 2006 and eight times by a total of 200 basis points in 2005 in increments of 25 basis points. The prime lending rate increased by the same amount at each of these time periods.

During 2006, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 68.8% of average earning assets in the first three months of 2006 versus 63.6% in the same period in 2005. The yield on loans increased 175 basis points from 6.20% in the first three months of 2005 to 7.95% in the same period in 2006 largely due to the higher interest rate environment during 2006. The majority of the Corporation’s loans are variable rate loans. The interest rates on these loans increased as the prime lending rate increased. The yield on investment securities increased from 4.50% in the first three months of 2005 to 4.65% in the first three months of 2006. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 214 basis points from 2.48% in the first three months of 2005 to 4.62% in the first three months of 2006. The yield on interest-bearing deposits with banks increased 324 basis points from 2.85% in the first three months of 2005 to 6.09% for the same period in 2006.

The cost of funding sources increased $3.1 million or 82.2% in the first three months of 2006 compared to the same period in 2005, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $133.5 million or 23.6% in the first three months of 2006 compared to the same period in 2005. Interest-bearing deposits were up $128.9 million or 28.6%, primarily driven by growth in time deposits. Average long-term debt increased $9.1 million or 9.5% in the first three months of 2006 compared to the first three months of 2005. Average long-term debt was 15.1% of interest-bearing liabilities during the first three months of 2006 versus 17.0% during the same period in 2005. The average rate paid on interest-bearing liabilities increased 129 basis points from 2.71% in the first three months of 2005 to 4.00% in the same period in 2005, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 143 basis points to 3.98% for the first three months of 2006 versus 2.55% for the same period in 2005. The primary reasons for this increase were the increased interest rate environment, more aggressive growth requirements due to improved loan demand, and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 200 basis points from 5.51% in the first three months of 2005 to 7.51% in the same period in 2006, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 91.7% of earning assets during the first three months of 2006 and 94.4% for the same period in 2005.

The net interest margin increased 29 basis points from 2.99% for the first three months of 2005 to 3.28% for the first three months of 2006. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds were 8.3% of earning assets in the first three months of 2006 and 5.6% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $470,000 and $85,000 in the first three months of 2006 and 2005, respectively. The higher provision for loan losses was primarily due to stronger loan growth in the first three months of 2006.

Net loan charge-offs were $34,622, or 0.03% of average loans on an annualized basis in the first three months of 2006 compared to $61,369, or 0.07% of average loans in the first three months of 2005. The allowance for loan losses totaled 1.31% of loans as of March 31, 2006 compared to 1.26% at March 31, 2005 and 1.25% at December 31, 2005. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income increased $44,827 or 13.0% and totaled $388,532 in the first three months of 2006 compared to $343,705 in the first three months of 2005.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $197,121 in the first three months of 2006 compared to $183,664 in the first three months of 2005. The increase in 2006 was primarily due to increased production.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $10,086 in the first three months of 2006 compared to the same period in 2005 primarily due to higher loan participation fee income.

Service charges on deposit accounts were up $8,005 to $26,933 in the first three months of 2006 compared to $18,928 in the same period in 2005 due to higher correspondent banking analysis service charges.

Other operating income was up $13,279 to $90,153 in the first three months of 2006 compared to $76,874 in the same period in 2005 due primarily to increases in income from cash management services and cash surrender value life insurance.

Noninterest Expense

Noninterest expense increased $800,034 or 25.1% in the first three months of 2006 compared to the same period in 2005. Noninterest expense was higher primarily due to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Salaries and employee benefits, the largest component of noninterest expense, totaled $2.4 million and $2.0 million in the first three months of 2006 and 2005, respectively. The increase during the first three months of 2006 was primarily due to the investment in new personnel in our correspondent banking markets and increased incentive pay related to loan production and investment division sales as the Corporation’s performance improved. We employed 90.5 and 79.5 full time equivalent employees at March 31, 2006 and March 31, 2005, respectively. Merit increases also contributed to this increase.

Net occupancy expense increased $17,256 during the first three months of 2006 compared to the first three months of 2005, largely due to developing correspondent lending offices in Texas and North Carolina in 2005 and 2006. Net equipment expense increased $3,190.

Other operating expense increased $374,291 in the first three months of 2006 compared to the same period in 2005. The increase in other operating expense was primarily due to higher travel and lodging expense, internet advertising costs, and telephone and data communications expense. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended March 31,
	2006	2005
Advertising	$142,879	$40,671
Travel and lodging	114,219	64,019
Director fees	91,000	84,000
Software maintenance contracts	84,067	60,106
Telephone and data communications	78,648	46,006
Postage, freight, & courier service	60,142	44,619
Accounting fees	59,814	45,325
Home equity closing costs	49,335	42,570
Investment seminars	44,278	46,933
Franchise tax	41,250	41,250
Other	497,646	373,488

Total	$1,263,278	$888,987

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

Total income tax expense included in the Consolidated Statements of Income was $795,000 in the first three months of 2006, compared to $560,000 in the same period in 2005. Our effective income tax rates were 37.8% in the first three months of 2006 and 37.4% in the same period of 2005.

Our federal and state income tax returns for 2005 have not yet been filed. Our federal and state income tax returns for the years 2002 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

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

Investment securities were $217.4 million at March 31, 2006, compared with $204.5 million at March 31, 2005. At March 31, 2006, investment securities represented 27.0% of total assets compared with 32.5% at March 31, 2005. The primary reason for the decrease in the mix of investment securities was improved loan demand. The Corporation had an unrealized loss on investment securities available-for-sale, net of tax, of $3.4 million at March 31, 2006, compared with an unrealized loss of $2.0 million at the same time last year. The decrease in the value of the portfolio was primarily related to the increasing interest rate environment over the last year as interest rates were higher at March 31, 2006 versus March 31, 2005. If interest rates continue to rise, we expect to continue to have a net unrealized loss.

Investment Securities Portfolio Composition

	March 31,		December 31, 2005
	2006	2005
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$73,728,399	$60,860,925	$63,483,387
Mortgage-backed securities	131,818,526	128,947,080	134,295,214
Other debt securities	4,573,200	8,198,300	4,570,400

Total debt securities	210,120,125	198,006,305	202,349,001
Equity securities	7,242,025	6,444,025	6,669,025

Total	$217,362,150	$204,450,330	$209,018,026

Total securities as a percentage of total assets	27.04%	32.45%	26.64%

Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	33.92%	29.77%	30.37%
Mortgage-backed securities	60.65	63.07	64.25
Other debt securities	2.10	4.01	2.19

Total debt securities	96.67	96.85	96.81
Equity securities	3.33	3.15	3.19

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $212.9 million during the first three months of 2006, an increase of 5.4% from the $202.0 million in 2005. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first three months of 2006 to 4.65% from 4.50% in 2005.

The duration of the debt securities portfolio increased to approximately 4.5 years at March 31, 2006 from approximately 3.8 years at March 31, 2005. If interest rates continue to rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $527.9 million and represented 65.7% of total assets and 86.7% of total deposits at March 31, 2006, compared with $391.1 million and 62.1% of total assets and 82.4% of total deposits at March 31, 2005. During the first three months of 2006, average loans grew 37.7% to $524.5 million from $380.8 million during the same period in 2005. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on real estate construction loans of 275.0% of total capital and at March 31, 2006, these loans totaled $212.6 million or 269.3% of total capital. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at March 31, 2006, these loans totaled $73.7 million or 93.3% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first three months of 2006, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at March 31, 2006 and 2005. Commercial, financial, and agricultural loans increased 34.2% from March 31, 2005 and represent 21.2% of gross loans at March 31, 2006. Real estate-construction loans, which were 40.3% of gross loans at March 31, 2006, increased 84.2% compared to the previous year. Real estate-mortgage or commercial real estate loans increased 6.6% from March 31, 2005 and represent 28.3% of gross loans at March 31, 2006. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Installment loans to individuals, which include residential real estate loans, represent 3.3% of gross loans at March 31, 2006 and decreased 6.7% from March 31, 2005. Home equity lines of credit increased 12.7% from March 31, 2005 and represent 6.8% of gross loans at March 31, 2006. Home equity lines of credit increased due to more aggressive marketing. Lease financing receivables, which represent 0.1% of gross loans at March 31, 2006, decreased 65.1% compared to the previous year. Lease financing receivables were lower at March 31, 2006 because we discontinued marketing this product in 2000 due to credit quality concerns with this product line going forward. Other loans increased slightly from March 31, 2005 and represent 0.03% of gross loans at March 31, 2006.

Loan Portfolio Composition

	March 31,
	2006	2005
Commercial, financial, and agricultural	$112,052,737	$83,498,479
Real estate - construction	212,638,690	115,450,544
Real estate - mortgage	149,394,900	140,103,507
Installment loans to individuals	17,466,526	18,713,296
Home equity lines of credit	35,619,836	31,610,321
Lease financing receivables	532,739	1,528,006
Other	158,782	157,457

Gross loans	527,864,210	391,061,610
Unearned income	(3,358)	(2,420)

Total loans, net of unearned income	$527,860,852	$391,059,190

Total loans as a percentage of total assets	65.67%	62.08%

Percentage of Total Loan Portfolio

Commercial, financial, and agricultural	21.23%	21.35%
Real estate - construction	40.28	29.52
Real estate - mortgage	28.30	35.83
Installment loans to individuals	3.31	4.79
Home equity lines of credit	6.75	8.08
Lease financing receivables	0.10	0.39
Other	0.03	0.04

Gross loans	100.00%	100.00%

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

Nonperforming Assets

	March 31,		December 31, 2005
	2006	2005
Nonaccrual loans	$2,650,356	$139,355	$2,651,025
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned and personal property repossessions)	1,500,000	1,707,539	1,500,000

Total nonperforming assets	$4,150,356	$1,846,894	$4,151,025

Total nonperforming assets as a percentage of total assets	0.52%	0.29%	0.53%
Allowance for loan losses to nonperforming loans	260.42%	3,541.64%	243.93%

At March 31, 2006, nonperforming assets increased $2.3 million to $4.2 million, compared with $1.8 million reported at March 31, 2005. The increase in nonperforming assets was primarily due to one commercial real estate loan placed on nonaccrual status and one medical office complex placed in other real estate owned during 2005. There were no loans past due 90 days or more at March 31, 2006. Foreclosed property consisted of one construction loan that was foreclosed in 2005. The nonperforming assets to total assets ratio was 0.52% on March 31, 2006, compared to 0.29% on March 31, 2005.

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

An analysis of activity in the allowance for loan losses at and for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005 is presented in the following table:

	At and for the three months ended March 31,		At and for the year ended December 31, 2005
	2006	2005
Balance at beginning of year	$6,466,714	$4,911,819	$4,911,819
Provision for loan losses	470,000	85,000	1,870,000
Recoveries on loans previously charged off	2,002	2,323	23,653
Loans charged off	(36,624)	(63,692)	(338,758)

Balance at end of period	$6,902,092	$4,935,450	$6,466,714

Average Loans	$524,524,074	$380,829,052	$444,138,333
Loans, end of period	527,860,852	391,059,190	515,573,188
Net charge-offs as a percentage of average loans (annualized)	0.03%	0.07%	0.07%
Allowance for loan losses as a percentage of loans	1.31%	1.26%	1.25%
Allowance for loan losses to nonperforming loans	260.42%	3,541.64%	243.93%

At March 31, 2006 and 2005, we had $2,650,356 and $434,207, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $651,025 and $182,265 at March 31, 2006 and 2005, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 2006 and 2005. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.03% during the first three months of 2006 and 0.07% for the same period in 2005. A $470,000 provision for loans losses was made in the first three months of 2006, compared with $85,000 in the same period in 2005. The level of the provision for loan losses during the first three months of 2006 was directly related to improved loan volume in 2006 since net charge-offs decreased.

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

Funding Sources

Total deposits were $608.8 million and represented 75.7% of total assets at March 31, 2006, compared with $474.4 million and 75.3% of total assets at March 31, 2005. During the first three months of 2006, average deposits grew 28.3% to $583.2 million from $454.6 million for the same period in 2005, primarily due to our competitive rates offered to commercial and consumer customers. In the first three months of 2006, the mix of interest-bearing deposits changed as certificates of deposit increased 46.5%, while money market deposits grew 7.9%. Certificates of deposit represented 60.9% of deposits at March 31, 2006 and 53.4% at March 31, 2005. Money market accounts represented 37.6% of deposits at March 31, 2006 and 44.7% at March 31, 2005.

Types of Deposits

	March 31,		December 31, 2005
	2006	2005
Noninterest - bearing demand deposits	$4,502,951	$3,908,996	$4,300,846
Interest - bearing checking	4,221,521	4,565,305	4,998,265
Money market accounts	228,859,569	212,187,104	244,907,863
Savings accounts	348,871	610,621	404,779
Brokered deposits	42,419,000	39,704,000	41,918,000
Time deposits under $100,000	207,760,648	144,584,948	188,326,181
Time deposits of $100,000 or more	120,675,815	68,826,204	111,813,710

Total Deposits	$608,788,375	$474,387,178	$596,669,644

Percentage of Total Deposits
Noninterest - bearing demand deposits	0.74%	0.82%	0.72%
Interest - bearing checking	0.69	0.96	0.84
Money market accounts	37.59	44.73	41.04
Savings accounts	0.06	0.13	0.07
Brokered deposits	6.97	8.37	7.03
Time deposits under $100,000	34.13	30.48	31.56
Time deposits of $100,000 or more	19.82	14.51	18.74

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at March 31, 2006 and December 31, 2005.

Maturity Distribution of Time Deposits of $100,000 or More

	March 31, 2006	December 31, 2005
Three months or less	$29,181,835	$30,361,608
Over three through six months	32,652,917	29,294,384
Over six through twelve months	54,949,269	48,817,035
Over twelve months	3,891,794	3,340,683

Total outstanding	$120,675,815	$111,813,710

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings decreased $4.5 million to $1.8 million during the first three months of 2006 from $6.3 million for the same period in 2005. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At March 31, 2006, the pool of federal funds totaled $297.7 million of which we used $1.9 million as a funding source compared with $101.1 million and $4.6 million, respectively at March 31, 2005.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $110.0 million at March 31, 2006, versus $100.0 million at March 31, 2005. Fixed interest rates on these advances ranged from 2.40% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2006 to 2015. The increase in long-term borrowings during 2006 reflects management’s efforts to extend its maturities for interest rate risk management.

Type of Borrowings

	March 31,		December 31, 2005
	2006	2005
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$1,903,000	$4,640,000	$560,000

Long-Term Borrowings
FHLB Advances	110,000,000	100,000,000	105,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	122,372,000	112,372,000	117,372,000

Total Borrowings	$124,275,000	$117,012,000	$117,932,000

We have a line of credit with Flag Bank of $7,000,000 of which none was outstanding at March 31, 2006 and March 31, 2005. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At March 31, 2006, stockholders’ equity was $63.3 million versus $34.3 million at March 31, 2005. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering and retention of earnings. We have not paid any cash dividends.

Book value per share at March 31, 2006 and 2005 was $7.26 and $4.93, respectively. Tangible book value per share at March 31, 2006 and 2005 was $7.15 and $4.80, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At March 31, 2006 and December 31, 2005, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 10.01% and 7.78% at March 31, 2006 and 2005, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 11.43% and 9.68% at March 31, 2006 and 2005, respectively, and a total risk-based capital ratio of 12.44% and 10.68% at March 31, 2006 and 2005, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2006, trust preferred securities included in tier 1 capital totaled $12.0 million.

	March 31, 2006	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	12.44%	n/a
Tier 1 risk-based capital	11.43	n/a
Leverage ratio	10.01	n/a

Nexity Bank
Total risk-based capital	11.48%	10.00%
Tier 1 risk-based capital	10.46	6.00
Leverage ratio	9.15	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three month period ended March 31, 2006 compared to the year ended December 31, 2005.

	2006	2005
Return on average assets	0.68%	0.62%
Return on average equity	8.28%	10.57%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	8.27%	5.83%

(1)	The return on average assets and return on average equity for the three months ended March 31, 2006 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at March 31, 2006 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	13.51%
1.00	6.72
Flat	—
(1.00)	(6.69)

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

We also calculate EVE under several different rate scenarios. This reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. These rates assume an instantaneous shift in all the yield curves. The table below shows the effect that the indicated changes in interest rates would have on economic value of equity as projected using a static balance sheet for each set of interest rate scenarios compared to the flat interest rate scenario. The economic value of equity represents the fair value of net assets and is in no way indicative of our shareholders’ equity.

Economic Value of Equity Risk Analysis at March 31, 2006

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(16.14)%
Flat	—
(2.00)	13.72

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2006 and 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management

Liquidity management involves meeting our cash flow requirements, which arise primarily from withdrawal of deposits, extensions of credit, and payment of operating expenses. Traditional sources of liquidity for a bank include asset maturities, growth in core deposits, and earnings. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of March 31, 2006, totaled $110.0 million. At March 31, 2006, we had $131.2 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At March 31, 2006 and December 31, 2005, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2006, we had outstanding standby letters of credit of $9.3 million and unfunded loan commitments outstanding of $262.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Corporation needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At March 31, 2006, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of March 31, 2006, which by their terms have contractual maturity dates subsequent to March 31, 2006 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$9,327	$0	$0	$0	$9,327
Lines of credit	88,726	117,438	9,917	46,450	262,531

Total	$98,053	$117,438	$9,917	$46,450	$271,858

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal proceedings typical for the type of business we conduct. Also, we are defendants in a case filed in the Circuit Court in Jefferson County, Birmingham, Alabama, Blackmon v. Nexity Financial Corporation, et al., CV 02-7043 ER, (filed November 20, 2002) in which the plaintiff claims that in 2000 he purchased shares of our common stock based upon misleading information provided by us. The complaint alleges violations of the Alabama Securities Act. Plaintiff seeks rescission of the purchase price of $750,000 paid for our common stock plus 6% interest per year and court costs and attorney fees. In addition, the following persons who were directors at the time of plaintiff’s purchase are also defendants: Greg L. Lee, David E. Long, John J. Moran, Randy K. Dolyniuk, John W. Collins, Denise N. Slupe and Thomas A. Bryan.

On July 26, 2005, the court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff has appealed the decision to the Alabama Supreme Court, App. No. 1041796. Nexity believes this lawsuit is entirely without merit and has defended the appeal vigorously. The parties are currently awaiting a decision by the Supreme Court.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

In connection with stock repurchases, the Corporation has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The following table presents information about our stock repurchases of the three months ended March 31, 2006.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
March 1, 2006 to March 31, 2006	7,500	$12.75	7,500	392,500

(1)	In March of 2006, the Corporation announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

Nexity Financial Corporation

Date: May 12, 2006	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and Chief Executive Officer