Form 10-Q
period 2006-06-30
NEXITY FINANCIAL CORP
filed 2006-08-11
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of August 11, 2006 was 8,499,055.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,		December 31, 2005
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$3,496,004	$2,480,469	$2,221,766
Interest-bearing deposits in other banks	1,223,112	11,261,340	2,593,302
Federal funds sold	55,082,571	5,303,892	43,508,853
Investment securities available-for-sale, at fair value	223,850,529	203,211,422	209,018,026

Loans, net of unearned income	536,096,029	446,496,100	515,573,188
Allowance for loan losses	(6,715,922)	(5,563,292)	(6,466,714)

Net loans	529,380,107	440,932,808	509,106,474

Premises and equipment, net of accumulated depreciation	1,112,766	739,222	1,206,881
Deferred tax asset	6,134,428	2,240,746	3,613,706
Intangible assets	910,655	910,655	910,655
Other assets	12,794,265	11,317,538	12,338,130

Total assets	$833,984,437	$678,398,092	$784,517,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$8,250,943	$2,775,987	$4,300,846
NOW and money market accounts	246,495,065	230,834,253	249,906,128
Time deposits $100,000 and over	120,030,303	80,153,750	111,813,710
Other time and savings deposits	253,779,347	198,324,597	230,648,960

Total deposits	628,555,658	512,088,587	596,669,644
Federal funds purchased and securities sold under agreements to repurchase	25,000,000	6,119,000	560,000
Long-term borrowings	100,000,000	103,000,000	105,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	8,660,930	6,586,532	6,643,944

Total liabilities	774,588,588	640,166,119	721,245,588

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2006 and 2005	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock – 8,724,555 in 2006, 6,952,358 at June 30, 2005 and 8,711,175 at December 31, 2005	87,245	69,523	87,111
Surplus	62,041,722	36,413,451	61,904,905
Retained earnings	6,215,198	1,087,877	3,344,057
Accumulated other comprehensive (loss) income	(6,110,614)	661,122	(2,063,868)
Treasury Stock, at cost – 225,500 shares in 2006 and 0 shares in 2005	(2,837,702)	0	0

Total stockholders’ equity	59,395,849	38,231,973	63,272,205

Total liabilities and stockholders’ equity	$833,984,437	$678,398,092	$784,517,793

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$11,016,654	$7,133,086	$21,300,634	$12,955,733
Interest on taxable investment securities	2,707,646	2,295,994	5,185,275	4,569,663
Interest on federal funds sold	392,095	171,423	644,742	240,224
Other interest income	53,457	39,296	94,878	75,477

Total interest income	14,169,852	9,639,799	27,225,529	17,841,097

INTEREST EXPENSE:
Interest on deposits	6,665,701	3,733,800	12,347,633	6,564,312
Interest on short-term borrowings	22,646	25,505	42,827	63,581
Interest on long-term borrowings	1,001,121	789,126	1,960,612	1,534,042
Interest on subordinated debentures	245,975	185,540	475,064	353,697

Total interest expense	7,935,443	4,733,971	14,826,136	8,515,632

Net interest income	6,234,409	4,905,828	12,399,393	9,325,465
Provision for loan losses	285,000	660,000	755,000	745,000

Net interest income after provision for loan losses	5,949,409	4,245,828	11,644,393	8,580,465

NONINTEREST INCOME:
Service charges on deposit accounts	25,600	19,756	52,533	38,684
Commissions and fees	74,489	69,202	148,814	133,441
Gains on sales of investment securities	250,665	468,351	250,665	468,351
Brokerage and investment services income	267,240	191,611	464,361	375,275
Other operating income	90,669	71,438	180,822	148,312

Total noninterest income	708,663	820,358	1,097,195	1,164,063

NONINTEREST EXPENSE:
Salaries and employee benefits	2,560,540	2,131,132	4,958,555	4,123,850
Net occupancy expense	145,381	134,955	292,964	265,282
Equipment expense	175,158	150,674	347,846	320,172
Other operating expense	1,296,528	942,284	2,559,806	1,831,271

Total noninterest expense	4,177,607	3,359,045	8,159,171	6,540,575

Income before income taxes	2,480,465	1,707,141	4,582,417	3,203,953
Provision for income taxes	916,276	358,822	1,711,276	918,822

Net income	$1,564,189	$1,348,319	$2,871,141	$2,285,131

Net income per share - basic	$0.18	$0.19	$0.33	$0.33

Net income per share - diluted	$0.17	$0.18	$0.31	$0.30

Weighted average common shares outstanding - basic	8,529,986	6,952,284	8,621,688	6,949,357

Weighted average common shares outstanding - diluted	9,085,301	7,554,331	9,185,362	7,553,033

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$2,871,141	$2,285,131
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(155,733)	(69,777)
Depreciation and amortization	358,729	262,162
Provision for loan losses	755,000	745,000
Gain on sales of investment securities available-for-sale	(250,665)	(468,351)
Gain on sales of premises and equipment	0	(3,581)
Stock based compensation	33,360	0
Change in other assets	(560,187)	(2,304,183)
Change in net deferred tax asset	(144,062)	(448,346)
Change in other liabilities	2,016,986	2,332,944

Net cash provided by operating activities	4,924,569	2,330,999

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(46,888,172)	(34,624,731)
Proceeds from sales of investment securities available-for-sale	12,784,611	4,335,304
Proceeds from maturities of investment securities available-for-sale	13,254,050	28,779,813
Net increase in loans	(21,028,633)	(59,086,288)
Capital expenditures	(160,562)	(102,531)

Net cash used for investing activities	(42,038,706)	(60,698,433)

Cash flows from financing activities:
Net change in deposits	31,886,014	55,397,245
Net change in short-term borrowings	24,440,000	(1,145,000)
Net change in long-term borrowings	(5,000,000)	8,000,000
Proceeds from the exercise of stock options	103,591	70,499
Purchase of treasury stock	(2,837,702)	0

Net cash provided by financing activities	48,591,903	62,322,744

Net change in cash and cash equivalents	11,477,766	3,955,310
Cash and cash equivalents at January 1	48,323,921	15,090,391

Cash and cash equivalents at June 30	$59,801,687	$19,045,701

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Surplus	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2005	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$0	$35,558,306
Common stock activity:
Exercise of stock options	11,111	111	70,388				70,499
Comprehensive income:
Net income				2,285,131			2,285,131
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					318,037		318,037

Total comprehensive income							2,603,168

Balance at June 30, 2005	6,952,358	$69,523	$36,413,451	$1,087,877	$661,122	$0	$38,231,973

Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
Common stock activity:
Exercise of stock options, including income tax benefit of $48,071	13,380	134	103,457				103,591
Stock-based compensation			33,360				33,360
Purchase of Treasury Stock (225,500 shares)						(2,837,702)	(2,837,702)
Comprehensive income (loss):
Net income				2,871,141			2,871,141
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(4,046,746)		(4,046,746)

Total comprehensive loss							(1,175,605)

Balance at June 30, 2006	8,724,555	$87,245	$62,041,722	$6,215,198	$(6,110,614)	$(2,837,702)	$59,395,849

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

At June 30, 2006, the Corporation operated through its headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston-Salem, North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at June 30, 2006, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At June 30, 2006, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first half of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes and net income for the three and six months ended June 30, 2006, were $16,680 and $11,009 and $33,360 and $22,018, respectively, lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. Basic and diluted earnings per share for the three and six months ended June 30, 2006 were unchanged by the adoption of SFAS 123(R).

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Income
Net income, as reported	$1,348,319	$2,285,131
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(15,497)	(30,837)

Pro forma net income	$1,332,822	$2,254,294

Basic Earnings Per Share
As reported	$0.19	$0.33
Pro forma	0.19	0.32
Diluted Earnings Per Share
As reported	$0.18	$0.30
Pro forma	0.18	0.30

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended June 30		For the six months ended June 30
	2006	2005	2006	2005
Expected life (in years)	N/A	5.00	N/A	2.78
Expected volatility	N/A	N/A	N/A	N/A
Risk-free interest rate	N/A	3.79%	N/A	3.35%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the year	N/A	$0.60	N/A	$0.32

At June 30, 2006, there was approximately $106,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,869,107	$7.37		1,917,949	$7.58
Granted	0			0	0
Exercised	(630)	4.00		(13,380)	4.15
Terminated	(834)	14.00		(36,926)	19.59

Options outstanding, end of quarter	1,867,643	7.37	3.66 years	1,867,643	7.37	3.66 years

Exercisable, end of quarter	1,789,656	7.12	3.49 years	1,789,656	7.12	3.49 years

Shares available for future stock option grants to employees and directors under existing plans were 228,560 at June 30, 2006. At June 30, 2006 the aggregate intrinsic value of shares outstanding was $10,197,331, and the aggregate intrinsic value of options exercisable was $10,218,936. Total intrinsic value of options exercised was $125,545 for the six months ended June 30, 2006.

The following table summarizes our nonvested stock option activity for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006		Six months ended June 30, 2006
Number	Number	Weighted- Average Grant-Date Fair Value	Number	Weighted- Average Grant-Date Fair Value
Options outstanding, beginning of period	83,416	$2.66	85,083	$2.65
Granted	0		0
Exercised	0		0
Vested	(5,429)	2.31	(5,429)	2.31
Terminated	0		(1,667)	2.36

Options outstanding, end of quarter	77,987	2.68	77,987	2.68

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at June 30, 2006 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$38,716,116	$742,337	$35,919,666	$1,644,062	$74,635,782	$2,386,399
Mortgage-backed securities	49,180,211	2,210,150	75,735,035	5,123,107	124,915,246	7,333,257
Other debt securities	0	0	0	0	0	0

Total debt securities	87,896,327	2,952,487	111,654,701	6,767,169	199,551,028	9,719,656
Equity securities	0	0	0	0	0	0

Total investment securities	$87,896,327	$2,952,487	$111,654,701	$6,767,169	$199,551,028	$9,719,656

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. The Corporation has both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

The Corporation had $910,655 in unamortized other intangible assets at June 30, 2006 and 2005, and December 31, 2005. The other intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Corporation stopped amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the three and six months ended June 30, 2006 and 2005.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended June 30		For the six months ended June 30
	2006	2005	2006	2005
Net income per share - basic computation
Net income	$1,564,189	$1,348,319	$2,871,141	$2,285,131
Income applicable to common shareholders	$1,564,189	$1,348,319	$2,871,141	$2,285,131

Weighted average common shares outstanding - basic	8,714,976	6,952,284	8,714,749	6,949,357
Less: Weighted average treasury shares	(184,990)	0	(93,061)	0

Weighted average common shares outstanding - basic net of treasury shares	8,529,986	6,952,284	8,621,688	6,949,357

Net income per share - basic	$0.18	$0.19	$0.33	$0.33

Net income per share - diluted computation
Income applicable to common shareholders	$1,564,189	$1,348,319	$2,871,141	$2,285,131

Weighted average common shares outstanding - basic net of treasury shares	8,529,986	6,952,284	8,621,688	6,949,357
Incremental shares from assumed conversions:
Stock options	555,315	602,047	563,674	603,676

Weighted average common shares outstanding - diluted	9,085,301	7,554,331	9,185,362	7,553,033

Net income per share - diluted	$0.17	$0.18	$0.31	$0.30

Options to purchase 1,867,643 and 1,892,449 shares of common stock at a price range of $4 to $20 per share were outstanding at June 30, 2006 and 2005, respectively.

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

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three months and six months ended June 30, 2006. Results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of results that may be attained for any other period. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 71.5% of total revenue for the first six months of 2006. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 91.9% of total revenue for the first six months of 2006 compared to 88.9% for the same period in 2005. Interest income on loans accounted for 78.2% of total interest income for the six months ended June 30, 2006 compared to 72.6% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first six months of 2006 credit quality has remained sound. Net charge-offs increased because one loan was charged-off that was previously on nonaccrual status and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have increased at a much slower pace. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, our net interest margin has generally increased, however the margin decreased in the second quarter of 2006 compared with the first quarter of 2006 and we expect our net interest margin to decrease to approximately 3% in the next six to nine months due to the increasing costs of interest-bearing liabilities. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

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

Second Quarter Financial Highlights

For the three months ended June 30, 2006, we reported operating income of $1.41 million, or $0.16 per diluted share. Operating income was up 33.6% from the same period in 2005. Our improved earnings were primarily related to rapid growth in net interest income and improved noninterest income. Operating income is net income less after-tax non-recurring items and is more indicative of financial performance because it focuses on core earnings. The non-recurring items in each period presented are net gains realized on the sale of investment securities. Net income for the second quarter of 2006 was $1.6 million, or $0.17 per diluted share compared with $1.3 million, or $0.18 per diluted share for the same period in 2005. Per share amounts were lower in 2006 primarily because of an increase in shares outstanding related to our stock offering in the third quarter of 2005.

Our net interest income increased to $6.2 million in the three months ended June 30, 2006 from $4.9 million in the same period in 2005. This increase was primarily attributable to the increased volume of earning assets and a higher net interest margin. Average earning assets increased 22.6% to $795.8 million or 98.7% of average total assets in the three months ended June 30, 2006, compared with $648.8 million or 98.5% in the same period in 2005. The net interest margin improved to 3.14% for the three months ended June 30, 2006 from 3.03% for the same period in 2005.

The provision for loan losses decreased $375,000 in the three months ended June 30, 2006 compared to the same period in 2005. The provision for loan losses was lower primarily because of slower loan growth. Net charge-offs were up in the second quarter due to one loan charged-off that was previously on nonaccrual status. Net charge-offs were $471,170 or 0.36% of average loans for the second quarter of 2006 on an annualized basis versus $32,158 or 0.03% for the same period in 2005.

Noninterest income, less gains on sales of investment securities, increased 30.1% in the three months ended June 30, 2006 compared to the same period in 2005, mostly due to growth in our clearing and cash management business with correspondent banks and an increase in income from brokerage and investment services.

We realized $250,665 in net gains from the sale of investment securities during the second quarter of 2006 versus $468,351 during the same period in 2005. During the second quarter of 2006, we had the opportunity to sell our equity position in an illiquid common stock and recorded a gain of $722,505. We also sold $11.0 million in fixed income debt securities with an average yield of 3.84% at a loss of $471,840. As part of this transaction, we purchased $12.0 million in fixed income debt securities with an average yield of 5.86%. The transactions will improve monthly interest income by approximately $23,000.

For the three months ended June 30, 2006, noninterest expense was up 24.4% from the same period in 2005, mostly due to increases related to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Total assets were $834.0 million at June 30, 2006, up 22.9% from $678.4 million at June 30, 2005, and 6.3% from $784.5 million at December 31, 2005. Loans were $536.1 million at June 30, 2006, up 20.1% from $446.5 million at June 30, 2005, and 4.0% from $515.6 million at December 31, 2005.

At June 30, 2006, nonperforming assets as a percent of total assets decreased to 0.19% from 0.25% at June 30, 2005. Net charge-offs as a percent of average loans increased to 0.36% for the three months ended June 30, 2006 from 0.03% for the same period in 2005 primarily due to the one charge-off mentioned previously.

Deposits grew to $628.6 million at June 30, 2006, mostly fueled by growth in certificates of deposit. Long-term debt was $100.0 million at June 30, 2006 compared to $103.0 million at June 30, 2005, and $105.0 million at December 31, 2005.

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

Earnings Review

For the six months ended June 30, 2006, we reported operating income of $2.7 million, or $0.30 per diluted share. Operating income was up 36.4% from the same period in 2005. Operating income is net income less after-tax non-recurring items and is more indicative of financial performance because it focuses on core earnings. The non-recurring items in each period presented are net gains realized on the sale of investment securities. Net income for the first six months of 2006 was $2.9 million, or $0.31 per diluted share compared with $2.3 million, or $0.30 per diluted share for the same period in 2005. The primary factor affecting the increase in net income in the first six months of 2006 was a $3.1 million increase in net interest income. This change was partially offset by a $1.6 million increase in noninterest expense, a $10,000 increase in the provision for loan loses, a $792,454 increase in the provision for income taxes, and a $66,868 decrease in noninterest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the six months and three months ended June 30, 2006 and 2005.

Comparative Average Balance Sheets - Yields and Costs

	Six months ended June 30
	2006			2005
	Average Balance	Revenue/ Expense	Yield/Rate	Average Balance	Revenue/ Expense	Yield/Rate
Interest-earning assets:
Loans (1)	$528,300,575	$21,300,634	8.13%	$400,542,785	$12,955,733	6.52%
Investment securities, taxable (2)	220,806,363	5,170,009	4.72	201,493,384	4,569,663	4.54
Interest-bearing balances due from banks	2,484,319	94,878	7.70	3,966,977	75,477	3.84
Trading securities	450,605	15,266	6.83	0	0	0.00
Federal funds sold and securities purchased under agreements to resell	27,277,105	644,742	4.77	17,066,857	240,224	2.84

Total interest-earning assets	779,318,967	27,225,529	7.04%	623,070,003	17,841,097	5.77%

Noninterest-earning assets:
Cash and due from banks	3,868,023			3,224,800
Premises and equipment	1,170,662			814,120
Other, less allowance for loan losses	5,950,745			7,434,241

Total noninterest-earning assets	10,989,430			11,473,161

TOTAL ASSETS	$790,308,397			$634,543,164

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,315,698	25,911	1.21%	$4,165,492	17,949	0.87%
Savings	398,348	2,391	1.21	543,749	3,325	1.23
Money market	229,485,625	4,567,100	4.01	217,641,669	2,825,339	2.62
Time deposits	361,812,153	7,752,231	4.32	253,574,348	3,717,699	2.96

Total interest-bearing deposits	596,011,824	12,347,633	4.18	475,925,258	6,564,312	2.78
Federal funds purchased and securities sold under agreements to repurchase	1,836,713	42,827	4.70	4,881,372	63,581	2.63
Long-term debt	105,469,613	1,960,612	3.75	97,309,392	1,534,042	3.15
Subordinated debentures	12,372,000	475,064	7.74	12,372,000	353,697	5.77

Total interest-bearing liabilities	715,690,150	14,826,136	4.18%	590,488,022	8,515,632	2.91%

Noninterest-bearing liabilities:
Demand deposits	4,363,498			4,118,897
Other liabilities	7,675,889			4,515,183

Total noninterest-bearing liabilities	12,039,387			8,634,080

Stockholders’ equity	62,578,860			35,421,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$790,308,397			$634,543,164

Net interest income		$12,399,393			$9,325,465

Interest income/earning assets			7.04%			5.77%
Interest expense/earning assets			3.84			2.75

Net interest income/earning assets			3.20%			3.02%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.

(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended June 30
	2006			2005
	Average Balance	Revenue/ Expense	Yield/Rate	Average Balance	Revenue/ Expense	Yield/Rate
Interest-earning assets:
Loans (3)	$532,035,576	$11,016,654	8.31%	$420,039,884	$7,133,086	6.81%
Investment securities, taxable (4)	228,670,316	2,694,469	4.71	202,789,003	2,295,994	4.53
Interest-bearing balances due from banks	2,435,088	53,457	8.81	3,190,413	39,296	4.94
Trading securities	697,522	13,177	7.58	0	0	0.00
Federal funds sold and securities purchased under agreements to resell	32,002,269	392,095	4.91	22,829,096	171,423	3.01

Total interest-earning assets	795,840,771	14,169,852	7.14%	648,848,396	9,639,799	5.96%

Noninterest-earning assets:
Cash and due from banks	3,877,515			3,439,466
Premises and equipment	1,156,918			795,092
Other, less allowance for loan losses	5,208,378			6,135,776

Total noninterest-earning assets	10,242,811			10,370,334

TOTAL ASSETS	$806,083,582			$659,218,730

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,337,981	13,045	1.21%	$4,258,555	9,326	0.88%
Savings	430,475	1,283	1.20	533,295	1,645	1.24
Money market	233,878,765	2,448,636	4.20	219,415,269	1,545,747	2.83
Time deposits	373,808,461	4,202,737	4.51	276,861,499	2,177,082	3.15

Total interest-bearing deposits	612,455,682	6,665,701	4.37	501,068,618	3,733,800	2.99
Federal funds purchased and securities sold under agreements to repurchase	1,862,791	22,646	4.88	3,491,289	25,505	2.93
Long-term debt	105,494,506	1,001,121	3.80	98,274,725	789,126	3.21
Subordinated debentures	12,372,000	245,975	7.97	12,372,000	185,540	6.02

Total interest-bearing liabilities	732,184,979	7,935,443	4.35%	615,206,632	4,733,971	3.09%

Noninterest-bearing liabilities:
Demand deposits	4,929,362			4,159,808
Other liabilities	7,819,484			4,937,662

Total noninterest-bearing liabilities	12,748,846			9,097,470

Stockholders’ equity	61,149,757			34,914,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$806,083,582			$659,218,730

Net interest income		$6,234,409			$4,905,828

Interest income/earning assets			7.14%			5.96%
Interest expense/earning assets			4.00			2.93

Net interest income/earning assets			3.14%			3.03%

(3)	Average loan balances are stated net of unearned income and include nonaccrual loans.

(4)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $3.1 million or 33.0% during the first six months of 2006 compared to the same period in 2005. This increase was primarily attributable to increases in the volume of earning assets and net interest margin.

Interest income on a tax equivalent basis increased $9.4 million or 52.6% in the first six months of 2006 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 7.04% in the first six months of 2006 from 5.77% in the first six months of 2005. Average earning assets increased 25.1% to $779.3 million or 98.6% of average total assets in 2006, compared with $623.1 million or 98.2% in 2005. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of loan growth as average loans increased $127.8 million or 31.9%. Average investment securities increased $19.3 million or 9.6%. The yield on earning assets increased 127 basis points in 2006 primarily because the yields on loans were higher due to the increase in interest rates.

The Federal Reserve increased the federal funds target rate 200 basis points from 3.25% at June 30, 2005 to 5.25% at June 30, 2006. The prime lending rate increased by the same amount from 6.25% at June 30, 2005 to 8.25% at June 30, 2006.

During 2006, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 67.8% of average earning assets in the first six months of 2006 versus 64.3% in the same period in 2005. The yield on loans increased 161 basis points from 6.52% in the first six months of 2005 to 8.13% in the same period in 2006 largely due to the higher interest rate environment during 2006. The majority of the Corporation’s loans are variable rate loans. The interest rates on these loans increased as the prime lending rate increased. The yield on investment securities increased from 4.54% in the first six months of 2005 to 4.72% in the first six months of 2006. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 193 basis points from 2.84% in the first six months of 2005 to 4.77% in the first six months of 2006. The yield on interest-bearing deposits with banks increased 386 basis points from 3.84% in the first six months of 2005 to 7.70% for the same period in 2006.

The cost of funding sources increased $6.3 million or 74.1% in the first six months of 2006 compared to the same period in 2005, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $125.2 million or 21.2% in the first six months of 2006 compared to the same period in 2005. Interest-bearing deposits were up $120.1 million or 25.2%, primarily driven by growth in time deposits. Average long-term debt increased $8.2 million or 8.4% in the first six months of 2006 compared to the first six months of 2005. Average long-term debt was 14.7% of interest-bearing liabilities during the first six months of 2006 versus 16.5% during the same period in 2005. The average rate paid on interest-bearing liabilities increased 127 basis points from 2.91% in the first six months of 2005 to 4.18% in the same period in 2006, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 140 basis points to 4.18% for the first six months of 2006 versus 2.78% for the same period in 2005. The primary reasons for this increase were the increased interest rate environment, more aggressive growth requirements due to loan growth, and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 197 basis points from 5.77% in the first six months of 2005 to 7.74% in the same period in 2006, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 91.8% of earning assets during the first six months of 2006 and 94.8% for the same period in 2005.

The net interest margin increased 18 basis points from 3.02% for the first six months of 2005 to 3.20% for the first six months of 2006. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds were 8.2% of earning assets in the first six months of 2006 and 5.2% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $755,000 and $745,000 in the first six months of 2006 and 2005, respectively. The higher provision for loan losses was primarily due to higher charge-offs in the first six months of 2006.

Net loan charge-offs were $505,792, or 0.19% of average loans on an annualized basis in the first six months of 2006 compared to $93,527, or 0.05% of average loans in the first six months of 2005. The allowance for loan losses totaled 1.25% of loans as of June 30, 2006, June 30, 2005, and December 31, 2005. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income decreased $66,868 or 5.7% and totaled $1.1 million in the first six months of 2006 compared to $1.2 million in the first six months of 2005. Without securities gains, noninterest income grew 21.7% in the first six months of 2006 compared to the same period in 2005.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $464,361 in the first six months of 2006, up 23.7% compared to $375,275 in the first six months of 2005. The increase in 2006 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $15,373 in the first six months of 2006 compared to the same period in 2005 primarily due to higher loan participation fee income.

Gains on sales of investment securities were $250,665 for the first six months of 2006 compared to $468,351 in the same period in 2005. During the second quarter of 2006, we had the opportunity to sell our equity position in an illiquid common stock and recorded a gain of $722,505. We also sold $11.0 million in fixed income debt securities with an average yield of 3.84% at a loss of $471,840. As part of this transaction, we purchased $12.0 million in fixed income debt securities with an average yield of 5.86%. The transactions will improve monthly interest income by approximately $23,000.

Service charges on deposit accounts were up $13,849 or 35.8% to $52,533 in the first six months of 2006 compared to $38,684 in the same period in 2005 due to an increase in the number of correspondent banking accounts.

Other operating income was up $32,510 or 21.9% to $180,822 in the first six months of 2006 compared to $148,312 in the same period in 2005 due primarily to increases in income from cash management services to correspondent banks.

Noninterest Expense

Noninterest expense increased $1.6 million or 24.8% in the first six months of 2006 compared to the same period in 2005. Noninterest expense was higher primarily due to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Salaries and employee benefits, the largest component of noninterest expense, totaled $5.0 million and $4.1 million in the first six months of 2006 and 2005, respectively. The increase during the first six months of 2006 was primarily due to the investment in new personnel in our correspondent banking markets and increased incentive pay related to loan production and investment division sales as the Corporation’s performance improved. We employed 91.5 and 84.5 full time equivalent employees at June 30, 2006 and June 30, 2005, respectively. Merit increases also contributed to this increase.

Net occupancy expense increased $27,682 during the first six months of 2006 compared to the first six months of 2005, largely due to developing correspondent lending offices in Texas and North Carolina in 2005 and 2006. Net equipment expense increased $27,674.

Other operating expense increased $728,535 in the first six months of 2006 compared to the same period in 2005. The increase in other operating expense was primarily due to higher travel and lodging expense, internet advertising costs, software maintenance costs, and telephone and data communications expense. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Advertising	$98,100	$54,506	$240,979	$95,177
Travel and lodging	146,408	66,937	260,627	130,956
Director fees	87,500	82,000	178,500	166,000
Software maintenance contracts	91,410	57,125	175,477	117,231
Telephone and data communications	88,751	52,419	167,399	98,425
Postage, freight, & courier service	50,963	50,860	111,105	95,479
Accounting fees	65,690	66,980	125,504	112,305
Home equity closing costs	31,858	36,454	81,193	79,024
Investment seminars	45,000	47,290	89,278	94,223
Franchise tax	71,739	41,250	112,989	82,500
Other	519,109	386,463	1,016,755	759,951

Total	$1,296,528	$942,284	$2,559,806	$1,831,271

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

Total income tax expense included in the Consolidated Statements of Income was $1,711,276 in the first six months of 2006, compared to $918,822 in the same period in 2005. Our effective income tax rates were 37.3% in the first six months of 2006 and 28.7% in the same period of 2005. In the second quarter of 2005, we determined, based on a state tax court ruling, that certain state tax benefits related to net operating loss carry-forwards would be utilized. We reversed a valuation allowance related to these tax benefits in the amount of $267,157 during the second quarter of 2005.

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

Investment securities were $223.9 million at June 30, 2006, compared with $203.2 million at June 30, 2005. At June 30, 2006, investment securities represented 26.8% of total assets compared with 30.0% at June 30, 2005. The primary reason for the decrease in the mix of investment securities was improved loan growth. The Corporation had an unrealized loss on investment securities available-for-sale, net of tax, of $6.1 million at June 30, 2006, compared with an unrealized gain of $661,122 million at the same time last year. The decrease in the value of the portfolio was primarily related to the increasing interest rate environment over the last year as interest rates were higher at June 30, 2006 versus June 30, 2005. If interest rates continue to rise, we expect to continue to have a net unrealized loss.

Investment Securities Portfolio Composition

	June 30,		December 31, 2005
	2006	2005
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$85,564,385	$56,654,146	$63,483,387
Mortgage-backed securities	127,833,244	133,523,851	134,295,214
Other debt securities	4,012,400	6,589,400	4,570,400

Total debt securities	217,410,029	196,767,397	202,349,001
Equity securities	6,440,500	6,444,025	6,669,025

Total	$223,850,529	$203,211,422	$209,018,026

Total securities as a percentage of total assets	26.84%	29.95%	26.64%
Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	38.22%	27.88%	30.37%
Mortgage-backed securities	57.11	65.71	64.25
Other debt securities	1.79	3.24	2.19

Total debt securities	97.12	96.83	96.81
Equity securities	2.88	3.17	3.19

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $220.8 million during the first six months of 2006, an increase of 9.6% from the $201.5 million in 2005. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first six months of 2006 to 4.72% from 4.54% in 2005.

The duration of the debt securities portfolio was approximately 4.4 years at June 30, 2006 and June 30, 2005. If interest rates continue to rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $536.1 million and represented 64.3% of total assets and 85.3% of total deposits at June 30, 2006, compared with $446.5 million and 65.8% of total assets and 87.2% of total deposits at June 30, 2005. During the first six months of 2006, average loans grew 31.9% to $528.3 million from $400.5 million during the same period in 2005. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on real estate construction loans of 275.0% of total capital and at June 30, 2006, these loans totaled $214.5 million or 269.1% of total capital. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at June 30, 2006, these loans totaled $77.6 million or 97.2% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first six months of 2006, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at June 30, 2006 and 2005. Commercial, financial, and agricultural loans increased 34.2% from June 30, 2005 and represent 24.2% of gross loans at June 30, 2006. Real estate-construction loans, which were 40.0% of gross loans at June 30, 2006, increased 91.9% compared to the previous year. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Real estate-mortgage or commercial real estate loans decreased 15.4% from June 30, 2005 and represent 26.2% of gross loans at June 30, 2006. Commercial real estate loans decreased primarily due to loan payoffs and slower loan demand. Installment loans to individuals, which include residential real estate loans, represent 2.9% of gross loans at June 30, 2006 and decreased 57.6% from June 30, 2005. Some correspondent banks sell us pools of mortgages for short periods of time to help their liquidity position. Installment loans to individuals decreased from June 30, 2005 to June 30, 2006 mainly because we had a higher level of these mortgage pools purchased from correspondent banks at June 30, 2005. Home equity lines of credit increased 3.6% from June 30, 2005 and represent 6.6% of gross loans at June 30, 2006. Lease financing receivables, which represent 0.08% of gross loans at June 30, 2006, decreased 64.3% compared to the previous year. Lease financing receivables were lower at June 30, 2006 because we discontinued marketing this product in 2000 due to credit quality concerns with this product line going forward. Other loans decreased 28.5% from June 30, 2005 and represent 0.02% of gross loans at June 30, 2006.

	June 30		December 31 2005
	2006	2005
Loan Portfolio Composition
Commercial, financial, and agricultural	$129,548,659	$96,503,002	$125,508,057
Real estate - construction	214,528,008	111,773,369	186,128,578
Real estate - mortgage	140,423,817	166,063,549	151,883,652
Installment loans to individuals	15,456,837	36,430,238	16,926,398
Home equity lines of credit	35,585,012	34,338,529	34,302,363
Lease financing receivables	437,363	1,223,479	658,757
Other	118,147	165,162	165,780

Gross loans	536,097,843	446,497,328	515,573,585
Unearned income	(1,814)	(1,228)	(397)

Total loans, net of unearned income	$536,096,029	$446,496,100	$515,573,188

Total loans as a percentage of total assets	64.28%	65.82%	65.72%
Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	24.17%	21.62%	24.34%
Real estate - construction	40.02	25.03	36.10
Real estate - mortgage	29.19	37.19	29.46
Installment loans to individuals	2.88	8.16	3.28
Home equity lines of credit	6.64	7.69	6.65
Lease financing receivables	0.08	0.27	0.13
Other	0.02	0.04	0.04

Gross loans	100.00%	100.00%	100.00%

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

Nonperforming Assets

	June 30,		December 31, 2005
	2006	2005
Nonaccrual loans	$49,000	$23,206	$2,651,025
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned and personal property repossessions)	1,500,000	1,669,333	1,500,000

Total nonperforming assets	$1,549,000	$1,692,539	$4,151,025

Total nonperforming assets as a percentage of total assets	0.19%	0.25%	0.53%
Allowance for loan losses to nonperforming loans	13,705.96%	23,973.51%	243.93%

At June 30, 2006, nonperforming assets decreased $143,539 to $1.5 million, compared with $1.7 million reported at June 30, 2005. A loan totaling $2,651,025 that was on nonaccrual status at December 31, 2005 was sold during the second quarter of 2006 at a loss of $473,428. There were no loans past due 90 days or more at June 30, 2006. Foreclosed property consisted of one construction loan that was foreclosed in 2005. The nonperforming assets to total assets ratio was 0.19% on June 30, 2006, compared to 0.25% on June 30, 2005.

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

An analysis of activity in the allowance for loan losses at and for the three and six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005 is presented in the following table:

	At and for the three months ended June 30		At and for the six months ended June 30		At and for the year ended December 31, 2005
	2006	2005	2006	2005
Balance at beginning of period	$6,902,092	$4,935,450	$6,466,714	$4,911,819	$4,911,819
Provision for loan losses	285,000	660,000	755,000	745,000	1,870,000
Recoveries on loans previously charged off	2,258	2,705	4,260	5,028	23,653
Loans charged off	(473,428)	(34,863)	(510,052)	(98,555)	(338,758)

Balance at end of period	$6,715,922	$5,563,292	$6,715,922	$5,563,292	$6,466,714

Average Loans	$532,035,576	$420,040,000	$528,300,575	$400,542,785	$444,138,333
Loans, end of period	536,096,029	446,496,100	536,096,029	446,496,100	515,573,188
Net charge-offs as a percentage of average loans (annualized)	0.36%	0.03%	0.19%	0.05%	0.07%
Allowance for loan losses as a percentage of loans	1.25%	1.25%	1.25%	1.25%	1.25%
Allowance for loan losses to nonperforming loans	13,705.96%	23,973.51%	13,705.96%	23,973.51%	243.93%

At June 30, 2006 and 2005, we had $49,000 and $288,563, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $4,920 and $139,499 at June 30, 2006 and 2005, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 2006 and 2005. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.19% during the first six months of 2006 and 0.05% for the same period in 2005. A $755,000 provision for loans losses was made in the first six months of 2006, compared with $745,000 in the same period in 2005. The level of the provision for loan losses during the first six months of 2006 was primarily impacted by the level of net charge-offs in 2006. The level of net charge-offs was significantly impacted by one charge-off totaling $473,428 in the second quarter of 2006. A loan totaling $2,651,025 that was on nonaccrual status at December 31, 2005 was sold during the second quarter of 2006 at a loss of $473,428.

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

Funding Sources

Total deposits were $628.6 million and represented 75.4% of total assets at June 30, 2006, compared with $512.1 million and 75.5% of total assets at June 30, 2005. During the first six months of 2006, average deposits grew 25.1% to $600.4 million from $480.0 million for the same period in 2005, primarily due to our competitive rates offered to commercial and consumer customers. In the first six months of 2006, the mix of interest-bearing deposits changed as certificates of deposit increased 34.3%, while money market deposits grew 6.7%. Certificates of deposit represented 59.4% of deposits at June 30, 2006 and 54.3% at June 30, 2005. Money market accounts represented 38.5% of deposits at June 30, 2006 and 44.3% at June 30, 2005.

Types of Deposits

	June 30,		December 31, 2005
	2006	2005
Noninterest - bearing demand deposits	$8,250,942	$2,775,987	$4,300,846
Interest - bearing checking	4,370,897	3,901,345	4,998,265
Money market accounts	242,124,168	226,932,908	244,907,863
Savings accounts	441,859	489,603	404,779
Brokered deposits	43,853,000	39,694,000	41,918,000
Time deposits under $100,000	209,484,489	158,140,994	188,326,181
Time deposits of $100,000 or more	120,030,303	80,153,750	111,813,710

Total Deposits	$628,555,658	$512,088,587	$596,669,644

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.31%	0.54%	0.72%
Interest - bearing checking	0.70	0.76	0.84
Money market accounts	38.52	44.32	41.04
Savings accounts	0.07	0.10	0.07
Brokered deposits	6.98	7.75	7.03
Time deposits under $100,000	33.33	30.88	31.56
Time deposits of $100,000 or more	19.09	15.65	18.74

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at June 30, 2006 and December 31, 2005.

Maturity Distribution of Time Deposits of $100,000 or More

	June 30, 2006	December 31, 2005
Three months or less	$32,820,828	$30,361,608
Over three through six months	43,971,255	29,294,384
Over six through twelve months	40,355,070	48,817,035
Over twelve months	2,883,150	3,340,683

Total outstanding	$120,030,303	$111,813,710

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings decreased $3.0 million to $1.8 million during the first six months of 2006 from $4.9 million for the same period in 2005. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At June 30, 2006, the pool of federal funds totaled $178.5 million of which we used $25.0 million as a funding source compared with $117.6 million and $6.1 million, respectively at June 30, 2005.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $100.0 million at June 30, 2006 and June 30, 2005. Fixed interest rates on these advances ranged from 2.99% to 4.75%, payable monthly or quarterly, with principal due at various maturities ranging from 2006 to 2015.

Type of Borrowings

	June 30,		December 31, 2005
	2006	2005
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$25,000,000	$6,119,000	$560,000
Long-Term Borrowings
FHLB Advances	100,000,000	100,000,000	105,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000
Note Payable	0	3,000,000	0

Total Long-Term Borrowings	112,372,000	115,372,000	117,372,000

Total Borrowings	$137,372,000	$121,491,000	$117,932,000

We have a line of credit with Flag Bank of $7,000,000 of which none was outstanding at June 30, 2006 and $3,000,000 was outstanding at June 30, 2005. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At June 30, 2006, stockholders’ equity was $59.4 million versus $38.2 million at June 30, 2005. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering and retention of earnings. We have not paid any cash dividends.

Book value per share at June 30, 2006 and 2005 was $6.99 and $5.50, respectively. Tangible book value per share at June 30, 2006 and 2005 was $6.88 and $5.37, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in

Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At June 30, 2006 and December 31, 2005, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 9.44% and 7.36% at June 30, 2006 and 2005, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. The Corporation had a Tier 1 capital ratio of 11.12% and 9.23% at June 30, 2006 and 2005, respectively, and a total risk-based capital ratio of 12.10% and 10.29% at June 30, 2006 and 2005, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At June 30, 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	June 30, 2006	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	12.10%	n/a
Tier 1 risk-based capital	11.12	n/a
Leverage ratio	9.44	n/a
Nexity Bank
Total risk-based capital	11.45%	10.00%
Tier 1 risk-based capital	10.48	6.00
Leverage ratio	8.89	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2006 compared to the year ended December 31, 2005.

	2006	2005
Return on average assets	0.73%	0.73%
Return on average equity	9.25%	13.01%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.92%	5.58%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2006 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at June 30, 2006 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	10.45%
1.00	5.20
Flat	—
(1.00)	(5.14)
(2.00)	(10.61)

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

Economic Value of Equity Risk Analysis at June 30, 2006

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(18.65)%
Flat	—
(2.00)	19.23

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2006 and 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of June 30, 2006, totaled $100.0 million. At June 30, 2006, we had $150.1 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At June 30, 2006 and December 31, 2005, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2006, we had outstanding standby letters of credit of $9.8 million and unfunded loan commitments outstanding of $233.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Corporation needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At June 30, 2006, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of June 30, 2006, which by their terms have contractual maturity dates subsequent to June 30, 2006 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$9,597	$250	$0	$0	$9,847
Lines of credit	96,811	76,181	11,589	49,074	233,655

Total	$106,408	$76,431	$11,589	$49,074	$243,502

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

On July 26, 2005, the court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff has appealed the decision to the Alabama Supreme Court, App. No. 1041796. Nexity believes this lawsuit is entirely without merit and has defended the appeal vigorously. The parties are currently awaiting a decision by the Alabama Supreme Court.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2005.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

In connection with stock repurchases, the Corporation has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases of the three months ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
April 1, 2006 to April 30, 2006	218,000	$12.58	225,500	174,500

(1)	In March of 2006, the Corporation announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

Annual Meeting of Shareholders

On April 20, 2006, we held our 2006 Annual Meeting of Shareholders. The results of the 2006 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Directors

The following directors were elected to serve until the 2009 Annual Meeting of shareholders:

	Voting Shares in favor		Withheld Authority
	#	%
R. Bradford Burnette	6,840,471	92.1%	588,075
Greg L. Lee	5,411,389	72.9%	2,017,157
Tommy E. Looper	6,848,971	92.2%	579,575

David E. Long, Denise N. Slupe, and Mark A. Stevens will continue to serve as directors until the 2007 Annual Meeting of Shareholders, and Randy K. Dolyniuk, John J. Moran, and William L. Thornton, III will continue to serve as directors until the 2008 Annual Meeting of Shareholders.

Proposal #2 – Ratification of Auditors

The shareholders approved the appointment of Mauldin & Jenkins Certified Public Accountants, LLC as independent public accountants for the Corporation for the year ending December 31, 2006 with 7,406,496 shares or 99.7% in favor, and 22,050 shares against.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: August 11, 2006	By:	/s/ Greg L. Lee
Greg L. Lee Chairman and Chief Executive Officer