Form 10-Q
period 2006-09-30
NEXITY FINANCIAL CORP
filed 2006-11-14
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

(205) 298-6391

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

The number of outstanding shares of the issuer’s $0.01 par value common stock as of November 14, 2006 was 8,358,605.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,		December 31,
	2006	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$4,237,244	$3,419,558	$2,221,766
Interest-bearing deposits in other banks	925,260	2,929,696	2,593,302
Federal funds sold	43,250,363	38,446,946	43,508,853
Investment securities available-for-sale, at fair value	235,020,635	202,154,417	209,018,026

Loans, net of unearned income	557,725,060	478,221,824	515,573,188
Allowance for loan losses	(7,049,426)	(5,979,648)	(6,466,714)

Net loans	550,675,634	472,242,176	509,106,474

Premises and equipment, net of accumulated depreciation	1,047,566	1,120,069	1,206,881
Deferred tax asset	4,010,717	2,305,986	3,613,706
Intangible assets	910,655	910,655	910,655
Other assets	13,089,031	11,201,861	12,338,130

Total assets	$853,167,105	$734,731,364	$784,517,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$7,378,004	$3,433,076	$4,300,846
NOW and money market accounts	214,775,723	240,999,058	249,906,128
Time deposits $100,000 and over	141,761,787	94,236,801	111,813,710
Other time and savings deposits	271,299,498	209,190,192	230,648,960

Total deposits	635,215,012	547,859,127	596,669,644

Federal funds purchased and securities sold under agreements to repurchase	32,000,000	555,000	560,000
Long-term borrowings	100,000,000	105,000,000	105,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	10,376,423	5,461,439	6,643,944

Total liabilities	789,963,435	671,247,566	721,245,588

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2006 and 2005	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock – 8,724,555 in 2006, 8,709,091 at September 30, 2005 and 8,711,175 at December 31, 2005	87,245	87,091	87,111
Surplus	62,058,402	62,378,492	61,904,905
Retained earnings	7,824,236	2,168,350	3,344,057
Accumulated other comprehensive loss	(2,205,968)	(1,150,135)	(2,063,868)
Treasury Stock, at cost – 365,950 shares in 2006 and 0 shares in 2005	(4,560,245)	0	0

Total stockholders’ equity	63,203,670	63,483,798	63,272,205

Total liabilities and stockholders’ equity	$853,167,105	$734,731,364	$784,517,793

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$12,060,788	$8,460,765	$33,361,422	$21,416,498
Interest on taxable investment securities	2,897,934	2,325,952	8,083,209	6,895,615
Interest on federal funds sold	257,264	113,598	902,006	353,822
Other interest income	52,074	34,811	146,952	110,288

Total interest income	15,268,060	10,935,126	42,493,589	28,776,223

INTEREST EXPENSE:
Interest on deposits	7,265,510	4,352,514	19,613,143	10,916,826
Interest on short-term borrowings	41,386	35,706	84,213	99,287
Interest on long-term borrowings	979,128	888,578	2,939,740	2,422,620
Interest on subordinated debentures	262,458	202,918	737,522	556,615

Total interest expense	8,548,482	5,479,716	23,374,618	13,995,348

Net interest income	6,719,578	5,455,410	19,118,971	14,780,875
Provision for loan losses	420,000	545,000	1,175,000	1,290,000

Net interest income after provision for loan losses	6,299,578	4,910,410	17,943,971	13,490,875

NONINTEREST INCOME:
Service charges on deposit accounts	26,898	25,479	79,431	64,163
Commissions and fees	85,447	79,253	234,261	212,694
Gains on sales of investment securities	0	0	250,665	468,351
Brokerage and investment services income	172,377	177,175	636,738	552,450
Other operating income	93,209	77,649	274,031	225,961

Total noninterest income	377,931	359,556	1,475,126	1,523,619

NONINTEREST EXPENSE:
Salaries and employee benefits	2,500,468	2,181,455	7,459,023	6,305,305
Net occupancy expense	152,017	135,722	444,981	401,004
Equipment expense	180,562	176,681	528,408	496,853
Other operating expense	1,326,440	1,046,401	3,886,246	2,877,672

Total noninterest expense	4,159,487	3,540,259	12,318,658	10,080,834

Income before income taxes	2,518,022	1,729,707	7,100,439	4,933,660
Provision for income taxes	908,984	649,234	2,620,260	1,568,056

Net income	$1,609,038	$1,080,473	$4,480,179	$3,365,604

Net income per share - basic	$0.19	$0.15	$0.52	$0.48

Net income per share - diluted	$0.18	$0.14	$0.49	$0.44

Weighted average common shares outstanding - basic	8,383,025	7,037,434	8,541,260	6,979,039

Weighted average common shares outstanding - diluted	8,922,780	7,649,393	9,096,873	7,585,590

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$4,480,179	$3,365,604
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(257,916)	(133,320)
Depreciation and amortization	541,321	416,810
Provision for loan losses	1,175,000	1,290,000
Gain on sales of investment securities available-for-sale	(250,665)	(468,351)
Gain on sales of premises and equipment	0	(3,581)
Stock based compensation	50,040	0
Change in other assets	(904,665)	(2,221,635)
Change in net deferred tax asset	(313,555)	(700,370)
Change in other liabilities	3,732,479	3,335,360
Change in net deferred tax liability	0	(876,971)

Net cash provided by operating activities	8,252,218	4,003,546

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(57,941,866)	(43,841,445)
Proceeds from sales of investment securities available-for-sale	12,784,611	4,335,304
Proceeds from maturities of investment securities available-for-sale	19,437,671	36,242,064
Net increase in loans	(42,744,160)	(90,940,656)
Capital expenditures	(228,242)	(604,897)

Net cash used for investing activities	(68,691,986)	(94,809,630)

Cash flows from financing activities:
Net change in deposits	38,545,368	91,167,785
Net change in short-term borrowings	31,440,000	(6,709,000)
Net change in long-term borrowings	(5,000,000)	10,000,000
Proceeds from issuance of common stock in accordance with:
Common Stock Offering (net of direct costs)	0	25,933,872
Stock Option Plan	103,591	119,236
Purchase of treasury stock	(4,560,245)	0

Net cash provided by financing activities	60,528,714	120,511,893

Net change in cash and cash equivalents	88,946	29,705,809
Cash and cash equivalents at January 1	48,323,921	15,090,391

Cash and cash equivalents at September 30	$48,412,867	$44,796,200

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Surplus	Retained earnings (deficit)	Accumulated other Comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2005	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$0	$35,558,306

Common stock activity:
Common Stock Offering (net of direct costs)	1,755,000	17,550	25,916,553				25,934,103
Exercise of stock options	12,861	129	119,107				119,236
Fractional shares	(17)	0	(231)				(231)
Comprehensive income:
Net income				3,365,604			3,365,604
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(1,493,220)		(1,493,220)

Total comprehensive income							1,872,384

Balance at September 30, 2005	8,709,091	$87,091	$62,378,492	$2,168,350	$(1,150,135)	$0	$63,483,798

Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205

Common stock activity:
Exercise of stock options, including income tax benefit of $48,071	13,380	134	103,457				103,591
Stock-based compensation			50,040				50,040
Purchase of Treasury Stock (365,950 shares)						(4,560,245)	(4,560,245)
Comprehensive income:
Net income				4,480,179			4,480,179
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(142,100)		(142,100)

Total comprehensive income							4,338,079

Balance at September 30, 2006	8,724,555	$87,245	$62,058,402	$7,824,236	$(2,205,968)	$(4,560,245)	$63,203,670

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

Nature of Operations

Nexity Financial Corporation is a registered bank holding company incorporated on March 12, 1999 under the laws of the State of Delaware. We were formed to enter the commercial banking business and to invest in other bank-related businesses. We provide our customers with banking services through our subsidiary, Nexity Bank (the “Bank”), and own 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2005. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

At September 30, 2006, we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach, South Carolina, Dallas, Texas and Winston-Salem, North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at September 30, 2006, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At September 30, 2006, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first nine months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before taxes and net income for the three and nine months ended September 30, 2006, were $16,680 and $11,009 and $50,040 and $33,026, respectively, lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net Income
Net income, as reported	$1,080,473	$3,365,604
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(15,497)	(46,334)

Pro forma net income	$1,064,976	$3,319,270

Basic Earnings Per Share
As reported	$0.15	$0.48
Pro forma	0.15	0.48

Diluted Earnings Per Share
As reported	$0.14	$0.44
Pro forma	0.14	0.44

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Expected life (in years)	N/A	N/A	N/A	2.78
Expected volatility	N/A	N/A	N/A	N/A
Risk-free interest rate	N/A	N/A	N/A	3.35%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the year	N/A	N/A	N/A	$1.28

At September 30, 2006, there was approximately $89,320 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.35 years.

The following table represents stock option activity for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,867,643	$7.37		1,917,949	$7.58
Granted	0	0.00		0	0.00
Exercised	0	0.00		(13,380)	4.15
Terminated	(10,000)	14.00		(46,926)	18.40

Options outstanding, end of quarter	1,857,643	7.33	3.38 years	1,857,643	7.33	3.38 years

Exercisable, end of quarter	1,786,739	7.11	3.23 years	1,786,739	7.11	3.23 years

Shares available for future stock option grants to employees and directors under existing plans were 238,560 at September 30, 2006. At September 30, 2006 the aggregate intrinsic value of shares outstanding was $6,929,008, and the aggregate intrinsic value of options exercisable was $7,057,619. Total intrinsic value of options exercised was $125,545 for the nine months ended September 30, 2006.

The following table summarizes our nonvested stock option activity for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Number	Weighted- Average Grant-Date Fair Value	Number	Weighted- Average Grant-Date Fair Value
Options outstanding, beginning of period	77,987	$2.68	85,083	$2.65
Granted	0		0
Exercised	0		0
Vested	(417)	2.64	(5,846)	2.33
Terminated	(6,666)	2.45	(8,333)	2.43

Options outstanding, end of quarter	70,904	2.70	70,904	2.70

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at September 30, 2006 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$4,980,700	$12,027	$48,623,971	$872,440	$53,604,671	$884,467
Mortgage-backed securities	16,233,840	65,405	97,267,358	3,074,173	113,501,198	3,139,578
Other debt securities	0	0	0	0	0	0

Total debt securities	21,214,540	77,432	145,891,329	3,946,613	167,105,869	4,024,045
Equity securities	0	0	0	0	0	0

Total investment securities	$21,214,540	$77,432	$145,891,329	$3,946,613	$167,105,869	$4,024,045

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at September 30, 2006 and 2005, and December 31, 2005. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. We had no changes in the carrying amount of intangible assets during the three and nine months ended September 30, 2006 and 2005.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended September 30		For the nine months ended September 30
	2006	2005	2006	2005
Net income per share - basic computation
Net income	$1,609,038	$1,080,473	$4,480,179	$3,365,604
Income applicable to common stockholders	$1,609,038	$1,080,473	$4,480,179	$3,365,604

Weighted average common shares outstanding - basic	8,724,555	7,037,434	8,718,054	6,979,039
Less: Weighted average treasury shares	(341,530)	0	(176,794)	0

Weighted average common shares outstanding - basic net of treasury shares	8,383,025	7,037,434	8,541,260	6,979,039

Net income per share - basic	$0.19	$0.15	$0.52	$0.48

Net income per share - diluted computation
Income applicable to common stockholders	$1,609,038	$1,080,473	$4,480,179	$3.365,604

Weighted average common shares outstanding - basic net of treasury shares	8,383,025	7,037,434	8,541,260	6,979,039
Incremental shares from assumed conversions:
Stock options	539,755	611,959	555,613	606,551

Weighted average common shares outstanding - diluted	8,922,780	7,649,393	9,096,873	7,585,590

Net income per share - diluted	$0.18	$0.14	$0.49	$0.44

Options to purchase 1,857,643 and 1,879,866 shares of common stock at a price range of $4 to $20 per share were outstanding at September 30, 2006 and 2005, respectively.

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

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2006 and 2005, we did not have any reportable segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three months and nine months ended September 30, 2006. Results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of results that may be attained for any other period. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 72.2% of total revenue for the first nine months of 2006. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 92.8% of total revenue for the first nine months of 2006 compared to 90.7% for the same period in 2005. Interest income on loans accounted for 78.5% of total interest income for the nine months ended September 30, 2006 compared to 74.4% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first nine months of 2006 credit quality has remained sound. Net charge-offs increased because one loan was charged-off that was previously on nonaccrual status and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

While short-term interest rates, including the prime lending rate have increased dramatically over the last year, longer term interest rates have increased at a much slower pace. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. During this period of changing interest rates, our net interest margin has generally increased, however we expect our net interest margin to decrease to approximately 3% in the next three to six months due to the increasing costs of interest-bearing liabilities. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

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

Third Quarter Financial Highlights

For the third quarter of 2006, we reported net income of $1.61 million, or $0.18 per diluted share. Net income was up 48.9% from the same period in 2005. Our improved earnings were primarily related to rapid growth in net interest income and improved noninterest income.

Our net interest income increased to $6.7 million in the three months ended September 30, 2006 from $5.5 million in the same period in 2005. This increase was primarily attributable to the increased volume of earning assets and a higher net interest margin. Average earning assets increased 16.4% to $801.9 million or 98.8% of average total assets in the three months ended September 30, 2006, compared with $688.9 million or 98.5% in the same period in 2005. The net interest margin improved to 3.32% for the three months ended September 30, 2006 from 3.15% for the same period in 2005.

The provision for loan losses decreased $125,000 in the three months ended September 30, 2006 compared to the same period in 2005. The provision for loan losses was lower primarily because of slower loan growth. Net charge-offs were down in the third quarter of 2006. Net charge-offs were $86,496 or 0.06% of average loans for the third quarter of 2006 on an annualized basis versus $128,644 or 0.11% for the same period in 2005.

Noninterest income increased 5.1% in the three months ended September 30, 2006 compared to the same period in 2005, mostly due to growth in our clearing and cash management business with correspondent banks.

For the three months ended September 30, 2006, noninterest expense was up 17.5% from the same period in 2005, mostly due to increases related to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Total assets were $853.2 million at September 30, 2006, up 16.1% from $734.7 million at September 30, 2005, and 8.8% from $784.5 million at December 31, 2005. Loans were $557.7 million at September 30, 2006, up 16.6% from $478.2 million at September 30, 2005, and 8.2% from $515.6 million at December 31, 2005.

At September 30, 2006, nonperforming assets as a percent of total assets decreased to 0.18% from 0.36% at September 30, 2005. Net charge-offs as a percent of average loans decreased to 0.06% for the three months ended September 30, 2006 from 0.11% for the same period in 2005.

Deposits grew to $635.2 million at September 30, 2006, mostly fueled by growth in certificates of deposit. Long-term debt was $100.0 million at September 30, 2006 compared to $105.0 million at September 30, 2005 and December 31, 2005.

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

Earnings Review

For the nine months ended September 30, 2006, we reported operating income of $4.3 million, or $0.48 per diluted share. Operating income was up 40.8% from the same period in 2005. Operating income is net income less after-tax non-recurring items and is more indicative of financial performance because it focuses on core earnings. The non-recurring items in each period presented are net gains realized on the sale of investment securities. Net income for the first nine months of 2006 was $4.5 million, or $0.49 per diluted share compared with $3.4 million, or $0.44 per diluted share for the same period in 2005. The primary factors affecting the increase in net income in the first nine months of 2006 were a $4.3 million increase in net interest income and a $115,000 decrease in the provision for loan losses. This change was partially offset by a $2.2 million increase in noninterest expense, a $1.1 million increase in the provision for income taxes, and a $48,493 decrease in noninterest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three months and nine months ended September 30, 2006 and 2005.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended September 30
	2006			2005
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$544,885,401	$12,060,788	8.78%	$470,106,189	$8,460,765	7.14%
Investment securities, taxable (2)	235,748,425	2,896,285	4.87	203,222,301	2,325,952	4.58
Interest-bearing balances due from banks	1,982,131	52,074	10.42	2,776,961	34,811	4.97
Trading securities	120,759	1,649	5.42	0	0	0.00
Federal funds sold and securities purchased under agreements to resell	19,151,264	257,264	5.33	12,351,544	113,598	2.84

Total interest-earning assets	801,887,980	15,268,060	7.55%	688,456,995	10,935,126	6.31%

Noninterest-earning assets:

Cash and due from banks	4,654,058			3,329,460
Premises and equipment	1,098,626			1,118,125
Other, less allowance for loan losses	4,206,122			9,531,931

Total noninterest-earning assets	9,958,806			13,979,516

TOTAL ASSETS	$811,846,786			$702,436,511

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,873,462	11,889	1.22%	$3,800,191	8,253	0.86%
Savings	334,764	1,042	1.23	459,942	1,433	1.24
Money market	220,117,610	2,461,386	4.44	238,046,932	1,909,614	3.18
Time deposits	395,052,910	4,791,193	4.81	287,271,827	2,433,214	3.36

Total interest-bearing deposits	619,378,746	7,265,510	4.65	529,578,892	4,352,514	2.26
Federal funds purchased and securities sold under agreements to repurchase	3,105,474	41,386	5.29	4,202,609	35,706	3.37
Long-term debt	100,000,000	979,128	3.88	104,663,043	888,578	3.40
Subordinated debentures	12,372,000	262,458	8.42	12,372,000	202,918	6.51

Total interest-bearing liabilities	734,856,220	8,548,482	4.62%	650,816,544	5,479,716	3.34%

Noninterest-bearing liabilities:
Demand deposits	6,114,546			4,347,057
Other liabilities	10,070,522			7,192,277

Total noninterest-bearing liabilities	16,185,068			11,539,334

Stockholders’ equity	60,805,498			40,080,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$811,846,786			$702,436,511

Net interest income		$6,719,578			$5,455,410

Interest income/earning assets			7.55%			6.31%
Interest expense/earning assets			4.23			3.16

Net interest income/earning assets			3.32%			3.15%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Comparative Average Balance Sheets - Yields and Costs

	Nine months ended September 30
	2006			2005
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (3)	$533,889,601	$33,361,422	8.35%	$423,985,397	$21,416,498	6.75%
Investment securities, taxable (4)	225,841,783	8,066,294	4.78	202,666,279	6,895,615	4.54
Interest-bearing balances due from banks	2,315,084	146,952	8.49	3,565,946	110,288	4.14
Trading securities	339,448	16,915	6.66	732	0	0.00
Federal funds sold and securities purchased under agreements to resell	24,538,727	902,006	4.91	15,477,814	353,822	3.06

Total interest-earning assets	786,924,643	42,493,589	7.22%	645,696,168	28,776,223	5.96%

Noninterest-earning assets:
Cash and due from banks	4,132,914			3,260,070
Premises and equipment	1,146,386			916,568
Other, less allowance for loan losses	5,362,812			7,550,167

Total noninterest-earning assets	10,642,112			11,726,805

TOTAL ASSETS	$797,566,755			$657,422,973

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,166,666	37,800	1.21%	$4,042,387	26,202	0.87%
Savings	376,921	3,433	1.22	515,506	4,758	1.23
Money market	226,328,638	7,028,486	4.15	224,518,168	4,734,953	2.82
Time deposits	373,014,166	12,543,424	4.50	264,930,275	6,150,913	3.10

Total interest-bearing deposits	603,886,391	19,613,143	4.34	494,006,336	10,916,826	2.95
Federal funds purchased and securities sold under agreements to repurchase	2,264,281	84,213	4.97	4,652,631	99,287	2.85
Long-term debt	103,626,374	2,939,740	3.79	99,787,545	2,422,620	3.24
Subordinated debentures	12,372,000	737,522	7.97	12,372,000	556,615	6.02

Total interest-bearing liabilities	722,149,046	23,374,618	4.33%	610,818,512	13,995,348	3.06%

Noninterest-bearing liabilities:
Demand deposits	4,953,595			4,195,786
Other liabilities	8,482,870			5,417,354

Total noninterest-bearing liabilities	13,436,465			9,613,140

Stockholders’ equity	61,981,244			36,991,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,566,755			$657,422,973

Net interest income		$19,118,971			$14,780,875

Interest income/earning assets			7.22%			5.96%
Interest expense/earning assets			3.97			2.90

Net interest income/earning assets			3.25%			3.06%

(3)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(4)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $4.3 million or 29.4% during the first nine months of 2006 compared to the same period in 2005. This increase was primarily attributable to increases in the volume of earning assets and net interest margin.

Interest income on a tax equivalent basis increased $13.7 million or 47.7% in the first nine months of 2006 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 7.22% in the first nine months of 2006 from 5.96% in the first nine months of 2005. Average earning assets increased 21.9% to $786.9 million or 98.7% of average total assets in 2006, compared with $646.1 million or 98.2% in 2005. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of loan growth as average loans increased $109.9 million or 25.9%. Average investment securities increased $23.2 million or 11.4%. The yield on earning assets increased 126 basis points in 2006 primarily because the yields on loans were higher due to the increase in interest rates.

The Federal Reserve increased the federal funds target rate 150 basis points from 3.75% at September 30, 2005 to 5.25% at September 30, 2006. The prime lending rate increased by the same amount from 6.75% at September 30, 2005 to 8.25% at September 30, 2006.

During 2006, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 67.9% of average earning assets in the first nine months of 2006 versus 65.6% in the same period in 2005. The yield on loans increased 160 basis points from 6.75% in the first nine months of 2005 to 8.35% in the same period in 2006 largely due to the higher interest rate environment during 2006. The majority of our loans are variable rate loans. The interest rates on these loans increased as the prime lending rate increased. The yield on investment securities increased from 4.54% in the first nine months of 2005 to 4.78% in the first nine months of 2006. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 185 basis points from 3.06% in the first nine months of 2005 to 4.91% in the first nine months of 2006. The yield on interest-bearing deposits with banks increased 435 basis points from 4.14% in the first nine months of 2005 to 8.49% for the same period in 2006.

The cost of funding sources increased $9.4 million or 67.0% in the first nine months of 2006 compared to the same period in 2005, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $111.3 million or 18.2% in the first nine months of 2006 compared to the same period in 2005. Interest-bearing deposits were up $109.9 million or 22.2%, primarily driven by growth in time deposits. Average long-term debt increased $3.8 million or 3.9% in the first nine months of 2006 compared to the first nine months of 2005. Average long-term debt was 14.4% of interest-bearing liabilities during the first nine months of 2006 versus 17.7% during the same period in 2005. The average rate paid on interest-bearing liabilities increased 127 basis points from 3.06% in the first nine months of 2005 to 4.33% in the same period in 2006, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 139 basis points to 4.34% for the first nine months of 2006 versus 2.95% for the same period in 2005. The primary reasons for this increase were the increased interest rate environment, more aggressive growth requirements due to loan growth, and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 195 basis points from 6.02% in the first nine months of 2005 to 7.97% in the same period in 2006, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 91.8% of earning assets during the first nine months of 2006 and 94.5% for the same period in 2005.

The net interest margin increased 19 basis points from 3.06% for the first nine months of 2005 to 3.25% for the first nine months of 2006. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds were 8.2% of earning assets in the first nine months of 2006 and 5.4% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $1,175,000 and $1,290,000 in the first nine months of 2006 and 2005, respectively. The lower provision for loan losses was primarily due to slower loan growth in the first nine months of 2006.

Net loan charge-offs were $592,288, or 0.15% of average loans on an annualized basis in the first nine months of 2006 compared to $222,171, or 0.07% of average loans in the first nine months of 2005. The allowance for loan losses totaled 1.26% of loans as of September 30, 2006 compared to 1.25% at September 30, 2005 and December 31, 2005. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income decreased $48,493 or 3.2% in the first nine months of 2006 compared to the same period in 2005. Without securities gains, noninterest income grew 16.0% in the first nine months of 2006 compared to the same period in 2005.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $636,738 in the first nine months of 2006, up 15.3% compared to $552,450 in the first nine months of 2005. The increase in 2006 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $21,567 in the first nine months of 2006 compared to the same period in 2005 primarily due to higher loan participation fee income.

Gains on sales of investment securities were $250,665 for the first nine months of 2006 compared to $468,351 in the same period in 2005. During the second quarter of 2006, we had the opportunity to sell our equity position in an illiquid common stock and recorded a gain of $722,505. We also sold $11.0 million in fixed income debt securities with an average yield of 3.84% at a loss of $471,840. As part of this transaction, we purchased $12.0 million in fixed income debt securities with an average yield of 5.86%.

Service charges on deposit accounts were up $15,268 or 23.8% to $79,431 in the first nine months of 2006 compared to $64,163 in the same period in 2005 due to an increase in the number of correspondent banking accounts.

Other operating income was up $48,070 or 21.3% to $274,031 in the first nine months of 2006 compared to $225,961 in the same period in 2005 due primarily to increases in income from cash management services to correspondent banks.

Noninterest Expense

Noninterest expense increased $2.2 million or 22.2% in the first nine months of 2006 compared to the same period in 2005. Noninterest expense was higher primarily due to the continued expansion of our correspondent banking markets and services, higher internet advertising costs, and costs related to technology investments made during the second half of 2005.

Salaries and employee benefits, the largest component of noninterest expense, totaled $7.5 million and $6.3 million in the first nine months of 2006 and 2005, respectively. The increase during the first nine months of 2006 was primarily due to the investment in new personnel in our correspondent banking markets and increased incentive pay related to loan production and investment division sales as our performance improved. Merit increases also contributed to this increase. We employed 90 and 84.5 full time equivalent employees at September 30, 2006 and September 30, 2005, respectively.

Net occupancy expense increased $43,977 during the first nine months of 2006 compared to the first nine months of 2005, largely due to developing correspondent lending offices in Texas and North Carolina in 2005 and 2006. Net equipment expense increased $31,555.

Other operating expense increased $1.0 million in the first nine months of 2006 compared to the same period in 2005. The increase in other operating expense was primarily due to higher travel and lodging expense, internet advertising costs, software maintenance costs, and telephone and data communications expense. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Advertising	$124,196	$51,278	$365,175	$146,455
Travel and lodging	144,800	87,522	405,427	218,478
Director fees	79,500	78,000	258,000	244,000
Software maintenance contracts	92,460	61,613	267,937	178,844
Telephone and data communications	131,534	78,615	298,933	177,040
Postage, freight, & courier service	59,767	46,310	170,872	141,789
Accounting fees	77,473	52,555	202,977	164,860
Home equity closing costs	40,529	26,901	121,722	105,925
Investment seminars	45,262	47,966	134,540	142,189
Franchise tax	53,581	41,250	166,570	123,750
Other	477,338	474,391	1,494,093	1,234,342

Total	$1,326,440	$1,046,401	$3,886,246	$2,877,672

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

Total income tax expense included in the Consolidated Statements of Income was $2,620,260 in the first nine months of 2006, compared to $1,568,056 in the same period in 2005. Our effective income tax rates were 36.9% in the first nine months of 2006 and 31.8% in the same period of 2005. In the second quarter of 2005, we determined, based on a state tax court ruling, that certain state tax benefits related to net operating loss carry-forwards would be utilized. We reversed a valuation allowance related to these tax benefits in the amount of $267,157 during the second quarter of 2005.

Our federal and state income tax returns for the years 2003 through 2005 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

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

Investment securities were $235.0 million at September 30, 2006, compared with $202.2 million at September 30, 2005. At September 30, 2006, investment securities represented 27.6% of total assets compared with 27.5% at September 30, 2005. We had an unrealized loss on investment securities available-for-sale, net of tax, of $2.2 million at September 30,

2006, compared with an unrealized loss of $1.2 million at the same time last year. The decrease in the value of the portfolio was primarily related to the increasing interest rate environment over the last year as interest rates were higher at September 30, 2006 versus September 30, 2005. If interest rates continue to rise, we expect to continue to have a net unrealized loss.

Investment Securities Portfolio Composition

	September 30,		December 31, 2005
	2006	2005
Available for Sale (at fair value)
Securities of U.S. Government agencies and corporations	$95,679,197	$55,925,565	$63,483,387
Mortgage-backed securities	128,773,538	132,980,427	134,295,214
Other debt securities	4,052,400	6,579,400	4,570,400

Total debt securities	228,505,135	195,485,392	202,349,001
Equity securities	6,515,500	6,669,025	6,669,025

Total	$235,020,635	$202,154,417	$209,018,026

Total securities as a percentage of total assets	27.55%	27.51%	26.64%

Percentage of Total Securities Portfolio
Securities of U.S. Government agencies and corporations	40.71%	27.67%	30.37%
Mortgage-backed securities	54.80	65.78	64.25
Other debt securities	1.72	3.25	2.19

Total debt securities	97.23	96.70	96.81
Equity securities	2.77	3.30	3.19

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $225.8 million during the first nine months of 2006, an increase of 11.4% from the $202.7 million in 2005. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first nine months of 2006 to 4.78% from 4.54% in 2005.

The duration of the debt securities portfolio was approximately 4.0 years at September 30, 2006 compared to 4.3 years at September 30, 2005. If interest rates continue to rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $557.7 million and represented 65.4% of total assets and 87.8% of total deposits at September 30, 2006, compared with $478.2 million and 65.1% of total assets and 87.3% of total deposits at September 30, 2005. During the first nine months of 2006, average loans grew 25.9% to $533.9 million from $424.0 million during the same period in 2005. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on real estate construction loans of 300.0% of total capital and at September 30, 2006, these loans totaled $252.0 million or 308.0% of total capital. While we were slightly over our concentration limit on real estate construction loans at September 30, 2006, we will take the necessary steps to ensure compliance with these limits going forward. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at September 30, 2006, these loans totaled $75.7 million or 92.5% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first nine months of 2006, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at September 30, 2006 and 2005. Commercial, financial, and agricultural loans increased 7.5% from September 30, 2005 and represent 20.5% of gross loans at September 30, 2006. Real estate-construction loans, which were 45.2% of gross loans at September 30, 2006, increased 62.5% compared to the previous year. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Real estate-mortgage or commercial real estate loans decreased 10.6% from September 30, 2005 and represent 25.5% of gross loans at September 30, 2006. Commercial real estate loans decreased primarily due to loan payoffs and slower loan demand. Installment loans to individuals, which include residential real estate loans, represent 2.6% of gross loans at September 30, 2006 and decreased 40.6% from September 30, 2005. Some correspondent banks sell us pools of mortgages for short periods of time to help their liquidity position. Installment loans to individuals decreased from September 30, 2005 to September 30, 2006 mainly because we had a higher level of these mortgage pools purchased from correspondent banks at September 30, 2005. Home equity lines of credit increased 6.4% from September 30, 2005 and represent 6.2% of gross loans at September 30, 2006. Lease financing receivables, which represent 0.07% of gross loans at September 30, 2006, decreased 60.2% compared to the previous year. Lease financing receivables were lower at September 30, 2006 because we discontinued marketing this product in 2000 due to credit quality concerns with this product line going forward. Other loans decreased 54.8% from September 30, 2005 and represent 0.01% of gross loans at September 30, 2006.

Loan Portfolio Composition

	September 30		December 31, 2005
	2006	2005
Commercial, financial, and agricultural	$114,137,926	$106,176,626	$125,508,057
Real estate - construction	252,042,703	155,119,511	186,128,578
Real estate - mortgage	142,256,029	159,184,477	151,883,652
Installment loans to individuals	14,447,957	24,325,153	16,926,398
Home equity lines of credit	34,392,943	32,312,872	34,302,363
Lease financing receivables	372,770	936,814	658,757
Other	75,473	167,041	165,780

Gross loans	557,725,801	478,222,494	515,573,585
Unearned income	(741)	(670)	(397)

Total loans, net of unearned income	$557,725,060	$478,221,824	$515,573,188

Total loans as a percentage of total assets	65.37%	65.09%	65.72%

Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	20.46%	22.20%	24.34%
Real estate - construction	45.19	32.44	36.10
Real estate - mortgage	25.51	33.29	29.46
Installment loans to individuals	2.59	5.09	3.28
Home equity lines of credit	6.17	6.76	6.65
Lease financing receivables	0.07	0.19	0.13
Other	0.01	0.03	0.04

Gross loans	100.00%	100.00%	100.00%

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

Nonperforming Assets

	September 30,		December 31, 2005
	2006	2005
Nonaccrual loans	$0	$64,570	$2,651,025
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned and personal property repossessions)	1,500,000	1,662,090	1,500,000

Total nonperforming assets	$1,500,000	$1,726,660	$4,151,025

Total nonperforming assets as a percentage of total assets	0.18%	0.36%	0.53%

Allowance for loan losses to nonperforming loans	NM	9,260.72%	243.93%

NM – Not meaningful

At September 30, 2006, nonperforming assets decreased $226,660 to $1.5 million, compared with $1.7 million reported at September 30, 2005. There were no nonaccrual loans and no loans past due 90 days or more at September 30, 2006. Foreclosed property consisted of one construction loan that was foreclosed in 2005, which is carried at the lower of cost or fair value. The nonperforming assets to total assets ratio was 0.18% on September 30, 2006, compared to 0.36% on September 30, 2005.

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

An analysis of activity in the allowance for loan losses at and for the three and nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005 is presented in the following table:

	At and for the three months ended September 30		At and for the nine months ended September 30		At and for the year ended December 31, 2005
	2006	2005	2006	2005
Balance at beginning of period	$6,715,922	$5,563,292	$6,466,714	$4,911,819	$4,911,819
Provision for loan losses	420,000	545,000	1,175,000	1,290,000	1,870,000
Recoveries on loans previously charged off	2,852	5,037	7,112	10,065	23,653
Loans charged off	(89,348)	(133,681)	(599,400)	(232,236)	(338,758)

Balance at end of period	$7,049,426	$5,979,648	$7,049,426	$5,979,648	$6,466,714

Average Loans	$544,885,401	$470,106,189	$533,889,601	$423,985,397	$444,138,333
Loans, end of period	557,725,060	478,221,824	557,725,060	478,221,824	515,573,188
Net charge-offs as a percentage of average loans (annualized)	0.06%	0.11%	0.15%	0.07%	0.07%
Allowance for loan losses as a percentage of loans	1.26%	1.25%	1.26%	1.25%	1.25%
Allowance for loan losses to nonperforming loans	NM	9,260.72%	NM	9,260.72%	243.93%

NM – not meaningful

At September 30, 2006, we had no loans considered impaired. At September 30, 2005, we had $346,347 in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $150,963 at September 30, 2005. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 2005. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.15% during the first nine months of 2006 and 0.07% for the same period in 2005. A $1,175,000 provision for loans losses was made in the first nine months of 2006, compared with $1,290,000 in the same period in 2005. The level of the provision for loan losses during the first nine months of 2006 was primarily impacted by the level of net charge-offs and slower loan growth in 2006. The level of net charge-offs was significantly impacted by one charge-off totaling $473,428 in the second quarter of 2006. A loan totaling $2,651,025 that was on nonaccrual status at December 31, 2005 was sold during the second quarter of 2006 at a loss of $473,428.

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

Funding Sources

Total deposits were $635.2 million and represented 74.5% of total assets at September 30, 2006, compared with $547.9 million and 74.6% of total assets at September 30, 2005. During the first nine months of 2006, average deposits grew 22.2% to $608.8 million from $498.2 million for the same period in 2005, primarily due to our competitive rates offered to commercial and consumer customers. In the first nine months of 2006, the mix of interest-bearing deposits changed as certificates of deposit increased 36.2%, while money market deposits decreased 10.8%. Certificates of deposit represented 65.0% of deposits at September 30, 2006 and 55.3% at September 30, 2005. Money market accounts represented 33.2% of deposits at September 30, 2006 and 43.2% at September 30, 2005.

Types of Deposits

	September 30,		December 31, 2005
	2006	2005
Noninterest - bearing demand deposits	$7,378,004	$3,433,076	$4,300,846
Interest - bearing checking	3,794,161	4,548,318	4,998,265
Money market accounts	210,981,562	236,450,740	244,907,863
Savings accounts	290,481	421,896	404,779
Brokered deposits	33,335,000	39,694,000	41,918,000
Time deposits under $100,000	237,674,017	169,074,296	188,326,181
Time deposits of $100,000 or more	141,761,787	94,236,801	111,813,710

Total Deposits	$635,215,012	$547,859,127	$596,669,644

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.16%	0.63%	0.72%
Interest - bearing checking	0.60	0.83	0.84
Money market accounts	33.21	43.15	41.04
Savings accounts	0.05	0.08	0.07
Brokered deposits	5.25	7.25	7.03
Time deposits under $100,000	37.41	30.86	31.56
Time deposits of $100,000 or more	22.32	17.20	18.74

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at September 30, 2006 and December 31, 2005.

Maturity Distribution of Time Deposits of $100,000 or More

	September 30, 2006	December 31, 2005
Three months or less	$44,795,802	$30,361,608
Over three through six months	47,238,778	29,294,384
Over six through twelve months	45,181,064	48,817,035
Over twelve months	4,546,143	3,340,683

Total outstanding	$141,761,787	$111,813,710

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings decreased $2.4 million to $2.3 million during the first nine months of 2006 from $4.7 million for the same period in 2005. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At September 30, 2006, the pool of federal funds totaled $177.2 million of which we used $32.0 million as a funding source compared with $193.6 million and $0.6 million, respectively at September 30, 2005.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $100.0 million and $105.0 million at September 30, 2006 and September 30, 2005, respectively. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2016.

Type of Borrowings

	September 30,		December 31, 2005
	2006	2005
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$32,000,000	$555,000	$560,000

Long-Term Borrowings
FHLB Advances	100,000,000	105,000,000	105,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000
Note Payable	0	0	0

Total Long-Term Borrowings	112,372,000	117,372,000	117,372,000

Total Borrowings	$144,372,000	$117,927,000	$117,932,000

We have a line of credit with Flag Bank of $7,000,000 of which none was outstanding at September 30, 2006 and none was outstanding at September 30, 2005. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At September 30, 2006, stockholders’ equity was $63.2 million versus $63.5 million at September 30, 2005. The decrease in stockholders’ equity was primarily the result of repurchasing 365,950 shares of common stock in the nine months ended September 30, 2006. We have not paid any cash dividends.

Book value per share at September 30, 2006 and 2005 was $7.56 and $7.29, respectively. Tangible book value per share at September 30, 2006 and 2005 was $7.45 and $7.18, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At September 30, 2006 and December 31, 2005, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 9.35% and 10.81% at September 30, 2006 and 2005, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 10.86% and 12.72% at September 30, 2006 and 2005, respectively, and a total risk-based capital ratio of 11.86% and 13.73% at September 30, 2006 and 2005, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	September 30, 2006	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	11.86%	n/a
Tier 1 risk-based capital	10.86	n/a
Leverage ratio	9.35	n/a

Nexity Bank
Total risk-based capital	11.39%	10.00%
Tier 1 risk-based capital	10.39	6.00
Leverage ratio	8.94	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2006 compared to the year ended December 31, 2005.

	Nine months ended September 30, 2006	Year ended December 31, 2005
Return on average assets	0.75%	0.67%
Return on average equity	9.66%	10.38%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.77%	6.44%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2006 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at September 30, 2006 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	7.98%
1.00	3.98
Flat	—
(1.00)	(4.04)
(2.00)	(9.38)

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

Economic Value of Equity Risk Analysis at September 30, 2006

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(19.60)%
Flat	—
(2.00)	14.00

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2006 and 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of September 30, 2006, totaled $100.0 million. At September 30, 2006, we had $155.8 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At September 30, 2006 and December 31, 2005, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2006, we had outstanding standby letters of credit of $8.7 million and unfunded loan commitments outstanding of $228.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At September 30, 2006, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of September 30, 2006, which by their terms have contractual maturity dates subsequent to September 30, 2006 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$7,677	$1,000	$0	$0	$8,677
Lines of credit	85,911	72,092	16,157	54,201	228,361

Total	$93,588	$73,092	$16,157	$54,201	$237,038

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal proceedings typical for the type of business we conduct. Also, we were a defendant in a case filed in the Circuit Court in Jefferson County, Birmingham, Alabama, Blackmon v. Nexity Financial Corporation, et al., CV 02-7043 ER, (filed November 20, 2002) in which the plaintiff claimed that in 2000 he purchased shares of our common stock based upon misleading information provided by us. The complaint alleged violations of the Alabama Securities Act. Plaintiff sought rescission of the purchase price of $750,000 paid for our common stock plus 6% interest per year and court costs and attorney fees. In addition, the following persons who were directors at the time of plaintiff’s purchase were also defendants: Greg L. Lee, David E. Long, John J. Moran, Randy K. Dolyniuk, John W. Collins, Denise N. Slupe and Thomas A. Bryan.

On July 26, 2005, the Circuit Court granted summary judgment in favor of Nexity Financial Corporation and each of the individual defendants. Plaintiff appealed this decision to the Alabama Supreme Court, App. No. 1041796. On September 22, 2006, the Supreme Court affirmed the Circuit Court’s summary judgment. The Supreme Court’s decision finally disposes of this legal proceeding.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases of the three months ended September 30, 2006.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
August 1, 2006 to August 31, 2006	140,450	$12.26	365,950	34,050

(1)	In March of 2006, the Corporation announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock.

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

Nexity Financial Corporation

Date: November 14, 2006	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and
Chief Executive Officer