Form 10-K
period 2006-12-31
NEXITY FINANCIAL CORP
filed 2007-03-14
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $96.7 million based on the closing sale price as reported on National Association of Securities Dealers Automated Quotation System National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2007
Common Stock, $0.01 par value per share	8,740,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007	Part III

Unless this Annual Report on Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Nexity Financial Corporation” or “the Corporation” as used herein refer to Nexity Financial Corporation and its subsidiary Nexity Bank, which we sometimes refer to as “Nexity”, “our bank subsidiary”, or “the Bank” and its other subsidiaries. References herein to the fiscal years 2002, 2003, 2004, 2005 and 2006 mean our fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 respectively.

PART I

Item 1. General Business

We were incorporated as a Delaware corporation on March 12, 1999, as GIBC, Inc. and changed our name to “Nexity Financial Corporation” on March 26, 1999.

We operate a wholly-owned subsidiary bank, Nexity Bank, which is headquartered in Birmingham, Alabama with additional correspondent banking offices in Atlanta, Georgia; Myrtle Beach and Columbia, South Carolina; Dallas, Texas; and Winston Salem, North Carolina. We acquired all of the outstanding common stock of Peoples State Bank, Grant, Alabama, on November 1, 1999. On January 5, 2000, we changed the name of Peoples State Bank to Nexity Bank. The branch in Grant continued to operate as a traditional bank under the name “Peoples State Bank” until December 31, 2000, when the assets and liabilities of the Grant Branch were sold.

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

At December 31, 2006, we had total consolidated assets of $891.0 million, total consolidated deposits of approximately $658.4 million, and total consolidated stockholders’ equity of approximately $65.2 million.

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

We also market home equity loan products to consumers through the Internet. Home equity loan products account for approximately 5.5% of loans outstanding. We use credit scoring systems in the underwriting process as well as external service providers for loan documentation and closing processes.

Nexity Investments, Inc.

During 2006, Nexity Bank established Nexity Investments, Inc. to provide investment portfolio management services.

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

Correspondent Banking

Bankers’ banks have a special banking charter and compete with us on loan participations, investment services, and clearing and cash management services. They typically fund their balance sheet primarily with overnight federal funds purchased from community banks daily. The Bankers Bank in Atlanta, Georgia is our primary competitor in correspondent banking. The Bankers Bank is approximately twice our size with assets of approximately $2.1 billion. We compete with it in virtually the same geographic market with similar products and services. Regional banks in our geographical area provide correspondent banking services as well, but these banks offer correspondent services that are typically ancillary to the traditional banking activities they conduct. We attempt to distinguish our services by concentrating our efforts on start-up banks and small to medium-sized community banks and compete in this market segment by offering responsive, high-quality service.

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

Employees

At December 31, 2006, we employed 94 full-time equivalent employees, 65 of which are located in Birmingham, Alabama. We provide a variety of benefit programs including a retirement plan as well as health, life, disability, and other insurance. We also maintain training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility.

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

Permitted Activities

The Gramm-Leach-Bliley Act of 1999 amends the BHC Act and expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Because we have qualified for and have elected to become a financial holding company, as described below, we may engage in activities that are:

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

To qualify to become a financial holding company, each of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We filed an election, which became effective March 5, 2007 to become a financial holding company.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk- weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

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

For further information concerning our regulatory ratios at December 31, 2006, please see Note 19, Regulatory Matters, of our 2006 Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Nexity Financial Corporation and Nexity Bank were classified as “well capitalized” at December 31, 2006.

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

Our business strategy is dependent upon our ability to offer secure, convenient, cost-effective and comprehensive financial services on the Internet and to community banks throughout the southeastern United States and Texas. The growth and expansion of our business model may place significant demands on our management, operational and financial resources. Successful implementation of our business strategy will require continued growth of the Internet banking market and correspondent services market and will depend on our ability to: (i) implement and grow the earning asset strategy; (ii) develop new strategic alliances for products and services; (iii) increase significantly the number of customers using the Internet for their financial service requirements; (iv) implement and improve the bank’s operational, financial and management information systems; (v) hire and train qualified personnel; and (vi) satisfy regulatory requirements related to our expansion plans.

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

A particular risk associated with Internet banking generally is the absence of personal contact with customers, which may make it difficult to verify the creditworthiness of customers and collateral for home equity loans, especially with out-of-area borrowers. Lack of personal contact with our customers could lead us to underestimate risks in the home equity loans we make or deposit accounts opened, which could adversely affect our credit quality or fraud account experience, resulting in a reduced ability to earn profits. It also requires that we maintain heightened safeguards against identity theft, fraud and Bank Secrecy Act violations, and we may design or administer these safeguards in a manner that does not protect us adequately against these issues.

Our deposit customers are likely to be sensitive to price fluctuations for products and may have limited loyalty to us.

The market for Internet banking continues to evolve. Therefore, we are unable to predict whether customers will continue to use the Internet to an extent necessary to support our business. Attractive rates offered by Nexity Bank may attract a segment of short-term depositors who could close their accounts in pursuit of higher rates elsewhere. We expect that some customer attrition will occur especially within the first few months after a new customer begins to use the Bank’s services. We believe that customers who experience difficulty in accessing our bank or in conducting transactions early in their relationship with the Bank could terminate their relationship. In addition, one aspect of the current Internet banking business is that while many customers use an Internet bank for interest bearing deposit accounts, they are sometimes reluctant to use an Internet bank for other banking services such as loans. Customer attrition, or reluctance of customers to use the full range of services offered by Nexity Bank in a totally online environment, could have a material adverse effect on our business, operating results and financial condition.

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

Our success significantly depends upon the growth in population, income levels, and housing starts in the local economies where we operate. If the principal communities in which we operate (Birmingham, Alabama; Atlanta, Georgia; Myrtle Beach and Columbia, South Carolina; Winston-Salem, North Carolina; Dallas, Texas; and the southeastern United States generally) do not grow or if prevailing economic conditions are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Additionally, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 77% of our loans held for investment were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in any of the local communities in which we operate could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $7.4 million as of December 31, 2006 and $6.5 million as of December 31, 2005. Our allowance for loan losses was $4.9 million and $4.1 million as of December 31, 2004 and 2003, respectively.

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

Nexity Bank management invested in redundant systems infrastructure for the bank including hardware, software and monitoring tools at the AT&T Co-location facility in Lithia Springs, Georgia. The redundant systems are securedly housed in this facility including redundant electrical power, air systems and duplicated internet access lines. Nexity Bank also has a “Command Center” in Birmingham, Alabama on a separate grid for operating the back up facility in the event of a local building outage of the headquarters office.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space at 3500 Blue Lake Drive, Suite 330, Birmingham, Alabama 35243. This location is the main office for Nexity Financial Corporation and Nexity Bank. The office space consists of 15,000 square feet and the lease expires on August 30, 2007. We also lease space at 300 Park Brooke Place, Building 300, Suite 350, Woodstock, Georgia 30189, at 950 48th Avenue North, Suite 203, Myrtle Beach, South Carolina, 29577, at 611 South Main, Box 900, Grapevine, Texas 76051 at 203 South Stratford Road, Suite B, Winston Salem, North Carolina 27103 and at 1122 Lady Street, Columbia, SC 29201. The annual rentals totaled $499,437 during 2006. At December 31, 2006, future minimum rental commitments under non-cancelable operating leases that have a remaining life in excess of one year are summarized as follows:

2007	$143,089
2008	$139,837
2009	$117,206
2010	$120,815
2011 and thereafter	$38,531

We maintain adequate insurance on these properties.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and claims that arise in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

Nexity’s common stock trades on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market under the symbol NXTY. Nexity began trading on the NASDAQ National Market on September 21, 2005. At December 31, 2006, Nexity had 286 shareholders of record and 8,740,680 shares outstanding. Nexity has made no cash dividends to its stockholders since its formation and does not expect to do so for the foreseeable future.

	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Common stock price:
High	$13.38	$13.15	$13.60	$14.00
Low	10.85	10.76	11.21	12.15
Close	12.04	11.06	12.50	12.69
Cash dividend declared	0.00	0.00	0.00	0.00
Volume traded	1,122,400	947,100	997,200	898,900

	Three months ended December 31	Period from September 21 - 30
2005
Common stock price:
High	$16.27	$18.75
Low	12.11	15.22
Close	13.40	16.25
Cash dividend declared	0.00	0.00
Volume traded	1,889,905	1,044,543

Unregistered Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March of 2006, we announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock. In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. We had no stock repurchases during the three months ended December 31, 2006. At December 31, 2006, we had repurchased 365,950 shares or 91.5% of shares authorized for repurchase.

Performance Graph

	Period Ending
Index	9/21/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Nexity Financial Corporation	100.00	82.46	78.09	76.92	68.06	74.09
Russell 2000	100.00	103.97	118.47	112.52	113.01	123.07
SNL NASDAQ Bank Index	100.00	103.06	109.05	107.81	110.83	115.70

Item 6. Selected Financial Data

Our summary consolidated financial data is presented below as of and for the years ended December 31, 2002 through 2006. The financial data below has been adjusted to reflect the one-for-four reverse stock split approved by our stockholders on August 31, 2005, and effective September 1, 2005. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. The summary consolidated financial data presented below as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, are derived from our audited financial statements and related notes included in this report and should be read in conjunction with the consolidated financial statements and related notes, along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The summary consolidated financial data as of December 31, 2004, 2003 and 2002 and for each of the years in the two-year period ended December 31, 2003 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	As of and for the Years ended December 31
	2006	2005	2004	2003	2002
Summary of Operating Results
Interest income	$57,721,714	$41,138,636	$28,612,182	$25,667,198	$24,170,160
Interest expense	32,607,945	20,264,076	12,166,829	11,169,458	12,217,437

Net interest income	25,113,769	20,874,560	16,445,353	14,497,740	11,952,723
Provision for loan losses	1,600,000	1,870,000	1,115,000	1,125,000	1,785,000

Net interest income after provision for loan losses	23,513,769	19,004,560	15,330,353	13,372,740	10,167,723
Noninterest income	1,905,498	1,904,794	1,704,334	1,111,126	561,002
Noninterest expense	15,839,163	14,122,963	11,386,035	10,322,234	9,451,885

Income before income taxes	9,580,104	6,786,391	5,648,652	4,161,632	1,276,840
Provision (benefit) for income taxes*	3,485,543	2,245,080	273,646	(514,310)	70,110

Net income	$6,094,561	$4,541,311	$5,375,006	$4,675,942	$1,206,730

Net income per share—basic	$0.72	$0.61	$0.77	$0.67	$0.18
Net income per share—diluted	$0.67	$0.57	$0.72	$0.62	$0.16
Average common shares outstanding—basic	8,496,457	7,415,241	6,941,062	6,934,518	6,879,058
Average common shares outstanding—diluted	9,046,809	8,018,058	7,501,570	7,494,238	7,495,235

Selected Period-End Balance Sheet Data
Total assets	$891,021,501	$784,517,793	$610,765,668	$522,679,049	$458,767,322
Interest-earning assets	869,366,403	770,693,369	601,671,293	518,111,286	454,823,005
Investment securities	239,532,759	209,018,026	200,658,859	176,012,083	132,064,044
Loans—net of unearned income	605,953,221	515,573,188	387,503,339	324,059,297	315,360,133
Deposits	658,392,462	596,669,644	456,691,342	388,255,217	357,928,631
Noninterest-bearing deposits	6,677,509	4,300,846	3,319,315	1,724,487	4,997,969
Interest-bearing deposits	651,714,953	592,368,798	453,372,027	386,530,730	352,930,662
Interest-bearing liabilities	809,086,953	710,300,798	568,008,027	487,580,730	423,980,662
Long-term borrowings	110,000,000	105,000,000	95,000,000	86,750,000	61,750,000
Stockholders’ equity	65,170,422	63,272,205	35,558,306	30,582,669	26,439,688

Selected Ratios
Return on average assets	0.75%	0.67%	0.96%	0.95%	0.31%
Return on average stockholders’ equity	9.78	10.38	16.40	16.10	4.87
Net yield on average interest-earning assets (tax equivalent)	3.15	3.13	2.97	2.98	3.07
Average loans to average deposits	88.07	86.60	83.09	81.79	90.97
Total loans to interest-earning assets	69.70	66.90	64.40	62.55	69.34
Noninterest-bearing deposits to total deposits	1.01	0.72	0.73	0.44	1.40
Net loan losses to average loans	0.12	0.07	0.09	0.29	0.45
Nonperforming assets to total loans	0.87	0.80	0.49	0.27	0.33
Allowance for loan losses to total loans	1.22	1.25	1.27	1.27	1.23
Allowance for loan losses to nonperforming loans	1,442.21	243.93	271.15	1,365.09	574.93
Average stockholders’ equity to average assets	7.70	6.44	5.83	5.92	6.30
Tier 1 risk-based capital ratio	10.77	11.77	9.66	9.84	9.09
Total risk-based capital ratio	11.79	12.77	10.74	10.89	10.43
Tier 1 leverage ratio	9.26	10.24	7.62	7.45	7.60
Efficiency ratio	59.15	63.30	63.46	67.74	76.45
Dividend payout ratio	0.00	0.00	0.00	0.00	0.00

*	Our effective tax rates were 36.4% for 2006, 33.1% for 2005, 4.8% for 2004, (12.4%) for 2003, and 5.5% for 2002. In 2004 and 2003, we realized substantially all of our loss carryforwards from previous years and expect our tax expense to more closely reflect statutory federal and state income tax rates going forward.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for each of the three years in the period ended December 31, 2006. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 72.4% of total revenue for the year ended

December 31, 2006. For the years ended December 31, 2005, and 2004 loan participation income was 68.6%, and 62.1%, respectively, of total revenue. No other product or service accounts for 15% or more of total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding and we generate approximately 90% of our loan production through loan participations with community banks. We fund this loan production primarily with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

Our primary source of revenue is net interest income. Our net interest income accounted for 92.9% of total revenue for the year ended December 31, 2006 and 91.6%, and 90.6%, for the years ended December 31, 2005 and 2004, respectively. Interest income on loans accounted for 78.6% of total interest income for the year ended December 31, 2006 and 75.7% and 69.3%, for the years ended 2005, and 2004 respectively.

Our net interest income increased to $25.1 million for the year ended December 31, 2006 from $20.9 million for the year ended December 31, 2005. This increase was primarily attributable to increased volume of earning assets and improvements in the net interest margin. Average earning assets increased 19.3% to $797.3 million in 2006, compared with $668.4 million in 2005. The net interest margin improved to 3.15% in 2006 from 3.13% in 2005. An analysis of net interest income is provided in the “Results of Operations” section of management’s discussion and analysis.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

Noninterest income totaled $1.9 million in 2006 and in 2005, and $1.7 million in 2004. The increase in noninterest income in 2006 was mostly due to higher service charge income, commissions and fees, brokerage and investment services income, and other operating income.

Noninterest expense increased $1.7 million or 12.2% and totaled $15.8 million in 2006 compared with $14.1 million in 2005. Noninterest expense was higher primarily due to higher salaries and employee benefits and expenses related to the expansion of our correspondent banking business.

In 2006 we continued to have favorable credit quality as net charge-offs and nonperforming assets have remained at a satisfactory level. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the section entitled “Loans” in this management’s discussion and analysis. At December 31, 2006, nonperforming assets as a percent of total loans and other real estate owned increased to 0.87% from 0.80% at December 31, 2005. Net charge-offs as a percent of average loans increased to 0.12% for the year ended December 31, 2006 from 0.07% in 2005.

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

Total assets were $891.0 million at December 31, 2006, up 13.6% from $784.5 million at December 31, 2005. Loans increased $90.4 million or 17.5% in 2006. Deposits were up $61.7 million or 10.3% at December 31, 2006.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that Nexity Bank will generate sufficient operating earnings to realize the deferred tax benefits. Our 2003 to 2005 consolidated income tax returns are open for examination by governmental authorities. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See the section below entitled “Income Taxes”.

Results of Operations

The primary factors affecting the increase in net income for 2006 were a $4.2 million or 20.3% increase in net interest income and a $270,000 decrease in the provision for loan losses. These favorable changes were partially offset by a $1.7 million or 12.2% increase in noninterest expense and a $1.2 million or 55.3% increase in taxes.

Return on average assets and return on average stockholders’ equity are key measures of earnings performance. Return on average assets increased from 0.67% in 2005 to 0.75% in 2006. Return on average stockholders’ equity decreased from 10.38% in 2005 to 9.78% in 2006.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 1, Comparative Average Balance Sheets—Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the three years ended December 31, 2006, 2005 and 2004.

Table 1

Comparative Average Balance Sheets—Yields and Costs

	2006			2005
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$543,788,897	$45,388,240	8.35%	$444,138,333	$31,143,523	7.01%
Investment securities, taxable (2)	229,869,324	11,055,872	4.81	202,902,757	9,224,681	4.55
Interest-bearing balances due from banks	2,310,095	208,179	9.01	3,728,643	158,105	4.24
Trading securities	270,314	16,915	6.26	548	0	0
Federal funds sold and securities purchased under agreements to resell	21,050,596	1,052,508	5.00	17,653,463	612,327	3.47

Total interest-earning assets	797,289,226	57,721,714	7.24%	668,423,744	41,138,636	6.15%

Noninterest-earning assets:
Cash and due from banks	4,384,703			3,161,663
Premises and equipment	1,113,868			969,852
Other, less allowance for loan losses	5,989,976			7,115,775

Total noninterest-earning assets	11,488,547			11,247,290

TOTAL ASSETS	$808,777,773			$679,671,034

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,057,924	$49,125	1.21%	$4,173,805	$39,013	0.93%
Savings	357,457	4,366	1.22	486,699	6,008	1.23
Money market	224,588,489	9,522,635	4.24	227,564,626	6,869,144	3.02
Time deposits	382,943,647	17,864,797	4.67	276,425,470	9,111,147	3.30

Total interest-bearing deposits	611,947,517	27,440,923	4.48	508,650,600	16,025,312	3.15
Federal funds purchased and securities sold under agreements to repurchase	3,233,621	164,745	5.09	3,980,698	119,103	2.99
Long-term debt	104,328,767	3,999,689	3.83	101,101,370	3,343,197	3.31
Subordinated debentures	12,372,000	1,002,588	8.10	12,372,000	776,464	6.28

Total interest-bearing liabilities	731,881,905	32,607,945	4.46%	626,104,668	20,264,076	3.24%

Noninterest-bearing liabilities:
Demand deposits	5,500,135			4,237,220
Other liabilities	9,091,984			5,568,524

Total noninterest-bearing liabilities	14,592,119			9,805,744

Stockholders’ equity	62,303,749			43,760,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$808,777,773			$679,671,034

Net interest income		$25,113,769			$20,874,560

Interest income/earning assets			7.24%			6.15%
Interest expense/earning assets			4.09			3.02

Net interest income/earning assets			3.15%			3.13%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

	2004
	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$347,935,675	$19,819,683	5.70%
Investment securities, taxable (2)	186,312,794	8,488,963	4.56
Interest-bearing balances due from banks	5,449,854	104,870	1.92
Trading securities	157,779	11,262	7.14
Federal funds sold and securities purchased under agreements to resell	12,965,748	187,404	1.45

Total interest-earning assets	552,821,850	28,612,182	5.18%

Noninterest-earning assets:
Cash and due from banks	2,503,588
Premises and equipment	889,923
Other, less allowance for loan losses	6,118,064

Total noninterest-earning assets	9,511,575

TOTAL ASSETS	$562,333,425

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$6,452,829	$59,027	0.91%
Savings	535,678	6,467	1.21
Money market	211,415,498	3,903,701	1.85
Time deposits	197,774,546	4,621,625	2.34

Total interest-bearing deposits	416,178,551	8,590,820	2.06
Federal funds purchased and securities sold under agreements to repurchase	3,241,081	46,323	1.43
Long-term debt	92,168,716	2,795,559	3.03
Subordinated debentures	11,265,213	734,127	6.52

Total interest-bearing liabilities	522,853,561	12,166,829	2.33%

Noninterest-bearing liabilities:
Demand deposits	2,584,897
Other liabilities	4,129,707

Total noninterest-bearing liabilities	6,714,604

Stockholders’ equity	32,765,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$562,333,425

Net interest income		$16,445,353

Interest income/earning assets			5.18%
Interest expense/earning assets			2.21

Net interest income/earning assets			2.97%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $4.2 million or 20.3% from $20.9 million in 2005 to $25.1 million in 2006. This increase was attributable to the increased volume of earning assets, and a stronger net interest margin, which improved from 3.13% in 2005 to 3.15% in 2006. Net interest income on a tax equivalent basis was $16.4 million in 2004, which resulted in a net interest margin of 2.97%.

Interest income on a tax equivalent basis increased $16.6 million or 40.3% in 2006 due to increased volume of earning assets and increased yield on earning assets. Average earning assets increased 19.3% to $797.3 million or 98.6% of average total assets in 2006, compared with $668.4 million or 98.4% in 2005. The yield on earning assets increased 109 basis points from 6.15% in 2005 to 7.24% in 2006. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $99.7 million or 22.4%. Average investment securities increased $27.0 million or 13.3%. The yield on earning assets for the year ended December 31, 2004 was 5.18%.

During 2006, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 68.2% of average earning assets in 2006 versus 66.5% in 2005. The yield on loans increased 134 basis points from 7.01% in 2005 to 8.35% in 2006 largely due to higher loan rates during 2006. The yield on loans for 2004 was 5.70%. The yield on investment securities increased from 4.55% in 2005 to 4.81% in 2006. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 153 basis points from 3.47% in 2005 to 5.00% in 2006. The yield on interest-bearing deposits with banks increased 477 basis points from 4.24% in 2005 to 9.01% in 2006.

Our cost of funds increased $12.3 million or 60.9% in 2006 due to the increased volume of interest-bearing liabilities and the increased rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $105.8 million or 16.9% in 2006 to $731.9 million or 91.8% of average earning assets compared to $626.1 million or 93.7% average earning assets in 2005. Interest-bearing liabilities decreased as a percentage of average earning assets primarily due to the additional capital raised in the third quarter of 2005. Interest-bearing deposits were up $103.3 million or 20.3%, primarily driven by growth in time deposits. Average long-term debt increased $3.2 million from $101.1 million in 2005 to $104.3 million in 2006. The average rate paid on interest-bearing liabilities increased 122 basis points from 3.24% in 2005 to 4.46% in 2006, primarily due to the increased interest rate environment. The average rate paid on interest-bearing liabilities was 2.33% in 2004. Average certificates of deposit were 52.3% of interest-bearing liabilities in 2006 versus 44.1% in 2005. Average long-term debt was 14.3% of interest-bearing liabilities in 2006 versus 16.2% in 2005.

The Federal Reserve increased the federal funds target rate four times by 100 basis points in 2006 in increments of 25 basis points and 200 basis points in 2005. The prime lending rate increased by the same amount at each of these time periods.

The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds increased as a percent of earning assets in 2006 to 8.2% from 6.3% in 2005 primarily due to the additional capital raised in the third quarter of 2005. The improved percentage of noninterest bearing funds as a percent of earning assets improved the net interest margin by fifteen basis points. Table 2, Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 2006, and the changes in interest rate levels.

Table 2

Analysis of Net Interest Income Changes

	2006 compared to 2005			2005 compared to 2004
	Change in Volume (1)	Change in Rate	Total	Change in Volume (1)	Change in Rate	Total
Interest income:
Loans (2)	$7,707,156	$6,537,561	$14,244,717	$6,169,713	$5,154,127	$11,323,840
Investment securities, taxable	1,275,446	555,745	1,831,191	754,278	(18,560)	735,718
Interest-bearing balances due from banks	(77,252)	127,326	50,074	(41,407)	94,642	53,235
Trading securities	16,915	0	16,915	(11,262)	0	(11,262)
Federal funds sold and securities purchased under agreements to resell	133,624	306,557	440,181	87,223	337,700	424,923

Total interest- earning assets	$9,055,889	$7,527,189	$16,583,078	$6,958,545	$5,567,909	$12,526,454

Interest expense:
Interest checking	$(1,111)	$11,223	$10,112	$(21,276)	$1,262	$(20,014)
Savings	(1,579)	(63)	(1,642)	(602)	143	(459)
Money market	(90,974)	2,744,465	2,653,491	318,518	2,646,925	2,965,443
Time deposits	4,212,714	4,540,936	8,753,650	2,209,173	2,280,349	4,489,522
Federal funds purchased and securities sold under agreements to repurchase	(25,664)	71,306	45,642	12,567	60,213	72,780
Long-term debt	109,561	546,931	656,492	283,596	264,042	547,638
Subordinated debentures	0	226,124	226,124	70,190	(27,853)	42,337

Total interest-bearing liabilities	4,202,947	8,140,922	12,343,869	2,872,166	5,225,081	8,097,247

Net interest income	$4,852,942	$(613,733)	$4,239,209	$4,086,379	$342,828	$4,429,207

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.
(2)	Balances of nonaccrual loans have been included for computational purposes.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $1,600,000, $1,870,000, and $1,115,000 in 2006, 2005, and 2004, respectively. The provision for loan losses was $270,000 lower in 2006 primarily because of slower loan growth in 2006. The provision for loan losses was $755,000 higher in 2005 primarily because of strong loan growth in 2005.

Net loan charge-offs were $654,912, or 0.12% of average loans in 2006 compared to $315,105, or 0.07% of average loans in 2005 and $305,807, or 0.09% of average loans in 2004. The allowance for loan losses totaled 1.22% of total loans as of December 31, 2006 compared to 1.25% of loans as of December 31, 2005, and 1.27% as of December 31, 2004. See the sections entitled “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below for additional information.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income totaled $1.9 million in 2006 and 2005 compared to $1.7 million in 2004.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $851,987 in 2006 compared to $691,632 in 2005 and $877,365 in 2004. The increase in 2006 was primarily due to the continued growth of correspondent bank customers.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees increased by $30,807 in 2006 compared to 2005 primarily due to higher loan participation fee income.

Gains on sales of investment securities were $240,952 in 2006, down $227,399 from $468,351 in 2005 and $207,690 in 2004. The net gains in all three years resulted primarily from investment strategies used to take advantage of current market conditions to provide liquidity for anticipated loan demand.

Service charges on deposit accounts were up $20,205 to $110,119 in 2006 compared to $89,914 in 2005 and $52,464 in 2004 due to higher correspondent banking analysis service charges.

Other operating income was up $16,736 to $383,964 in 2006 compared to $367,228 in 2005 and $240,370 in 2004 due primarily to increases in income from our federal funds agent program and cash surrender value life insurance.

Table 3

Other operating income

	2006	2005	2004
Earnings on cash surrender value life insurance	$235,904	$220,315	$169,554
Income—federal funds agent program	135,627	91,783	15,214
Gain on sale of other real estate	0	48,000	0
Other	12,433	7,130	55,602

Total	$383,964	$367,228	$240,370

Noninterest Expense

Noninterest expense increased $1.7 million or 12.2% and totaled $15.8 million in 2006 compared with $14.1 million in 2005. In 2005, noninterest expense increased $2.7 million or 24.0% from $11.4 million in 2004. Noninterest expense was higher primarily due to higher salaries and employee benefits and expenses related to the expansion of our correspondent banking business.

Salaries and employee benefits, the largest component of noninterest expense, totaled $9.5 million in 2006, $8.6 million in 2005, and $6.6 million in 2004. The increases during 2006 and 2005 were primarily due to investment in new personnel and increased incentive pay as our performance improved. Merit increases also contributed to this increase. At the end of 2006, we employed 94 full time equivalent employees, compared to 87.5 at the end of 2005 and 77.5 at the end of 2004.

Net occupancy expense increased 9.7% in 2006, largely due to the expansion of our offices in Atlanta and Winston-Salem. Equipment expense increased $45,195 or 6.7% in 2006 largely due to increased depreciation expense related to investments in computer hardware bank-wide.

Other operating expense increased 17.1% in 2006 largely due to higher travel and lodging expense, advertising costs, software maintenance expense, and telephone and data communications expense. Travel and lodging expense increased $179,521 or 53.3% in 2006 largely due to the expansion of our correspondent banking business. Advertising costs increased $144,511 or 58.9% in 2006 mostly due to higher internet advertising costs. Software maintenance expense increased $101,319 or 39.3% in 2006 largely due to our redundant backup site, which began operations in 2005. Telephone and data communications expense increased $105,737 or 35.0% in 2006 again primarily due to our redundant backup site operations. Other operating expense increased 19.1% in 2005 largely due to higher write-downs on other real estate, travel and lodging expense, software maintenance expense, and accounting fees. Write-downs on other real estate increased $151,536 or 199.05% in 2005 mostly due to writing down the fair value of a medical office building by $162,000 to its appraised value. Travel and lodging expense increased $97,617 or 40.8% in 2005 largely due to the expansion of our correspondent banking business. Table 4, “Other operating expense,” shows operating expense by category for the years ended December 31, 2006, 2005, and 2004.

Table 4

Other operating expense

	2006	2005	2004
Director fees	$356,500	$339,500	$333,250
Travel and lodging	516,391	336,870	239,253
Telephone and data communications	408,031	302,294	256,729
Software maintenance contracts	358,868	257,549	191,596
Advertising	390,002	245,491	184,509
Write down of other real estate	7,121	227,664	76,128
Accounting	254,852	217,403	138,045
Postage and courier service	231,287	195,365	164,088
Investment seminars	135,567	170,954	206,599
Consulting fees	111,037	80,069	211,373
Franchise taxes	220,150	165,000	165,000
Bankers blanket bond and insurance	179,431	136,428	123,577
Other	1,831,690	1,595,606	1,295,979

Total	$5,000,927	$4,270,193	$3,586,126

Our overhead efficiency ratio improved to 59.2% in 2006 compared to 63.3% in 2005 and 63.5% in 2004. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio improved in 2006 because growth in revenue outpaced growth in overhead. The efficiency ratio remained flat in 2005 because of higher overhead related to our expansion efforts. We anticipate further improvement in this ratio as we continue to grow.

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

Total income tax expense included in the Consolidated Statements of Income was $3,485,543 in 2006, compared to $2,245,080 in 2005. Our effective income tax rates were 36.4% in 2006, 33.1% in 2005, and 4.8% for 2004. The effective tax rate increased in 2006 compared to 2005 primarily due to the recognition of valuation allowances in 2005 related to loss carryforwards.

We monitor relevant income tax laws for changes in laws or court rulings that may affect on our accrued income taxes and income tax planning. We consider the impact on estimates and judgments used in our income tax calculations and make necessary adjustment.

Our federal and state income tax returns for the years 2003 through 2005 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. At December 31, 2006 we had a net operating loss carryforward for state tax purposes of $2,678,799 compared with $3,534,132 at December 31, 2005. We had no valuation allowance at December 31, 2006 and 2005.

For further information concerning income tax expense, refer to Note 9, Income Taxes, of our 2006 Consolidated Financial Statements.

Balance Sheet Review

Investment Securities

The investment securities portfolio serves as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are generally classified as available-for-sale and are recorded at fair value. We primarily invest in securities of U.S. government sponsored agencies and corporations and mortgage related securities with average lives approximating five years.

Table 5

Investment Securities Portfolio Composition

	December 31
	2006	2005	2004
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$95,860,607	$63,483,387	$55,317,008
Mortgage-backed securities	133,666,652	134,295,214	131,084,626
Other debt securities	3,040,000	4,570,400	8,215,300

Total debt securities	232,567,259	202,349,001	194,616,934
Equity securities	6,965,500	6,669,025	6,041,925

Total	$239,532,759	$209,018,026	$200,658,859

Total securities as a percentage of total assets	26.9%	26.6%	32.9%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	40.0%	30.4%	27.6%
Mortgage-backed securities	55.8	64.2	65.3
Other debt securities	1.3	2.2	4.1

Total debt securities	97.1	96.8	97.0
Equity securities	2.9	3.2	3.0

Total	100.00%	100.0%	100.0%

Investment securities were $239.5 million at December 31, 2006, compared with $209.0 million at December 31, 2005. At December 31, 2006, investment securities represented 26.9% of total assets compared with 26.6% at December 31, 2005. The reason for the slight increase in the mix of investment securities was slower loan growth in 2006. We had a net unrealized loss on investment securities available-for-sale, net of tax, of $2.0 million at December 31, 2006, compared with a $2.1 million at the same time last year. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The amortized cost, fair value, tax equivalent yield, and contractual maturity schedule of debt securities at December 31, 2006 are shown in Table 6. Actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Table 6

Investment Securities Maturity Schedule

(December 31, 2006)

(Dollars in thousands)

	Amortized Cost	Fair Value	Tax Equivalent Yield
U.S. government sponsored agencies:
Within one year	$0	$0	0.00%
One to five years	81,263	80,819	4.89
Five to ten years	15,039	15,042	5.66
Over ten years	0	0	0.00

Total	96,302	95,861	5.01

Mortgage-backed securities:
Within one year	0	0	0.00
One to five years	1,698	1,632	3.48
Five to ten years	5,613	5,498	4.61
Over ten years	129,004	126,537	4.90

Total	136,315	133,667	4.87

Other debt securities:
Within one year	0	0	0.00
One to five years	0	0	0.00
Five to ten years	0	0	0.00
Over ten years	3,000	3,040	8.83

Total	3,000	3,040	8.83

Equity securities (1)	6,965	6,965	N/A

Total portfolio	$242,582	$239,533	4.97%

(1)	Equity securities have no contractual maturity or yield and accordingly are excluded from the yield calculation.

Average investment securities excluding the net unrealized gain or loss on available-for-sale securities were $229.9 million in 2006, an increase of 13.3% from $202.9 million in 2005. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased 26 basis points in 2006 due to the higher interest rate environment in 2006.

The duration of the debt securities portfolio increased to approximately 5.0 years at December 31, 2006 from approximately 4.3 years at December 31, 2005. If interest rates continue to rise, the duration of the portfolio may extend.

We realized $240,952 in gains from the sale of $15.8 million of available-for-sale securities during 2006 versus $468,351 in gains from the sale of $4.6 million of available-for-sale securities during 2005. We realized $207,690 in gains from the sale of $6.9 million of available-for-sale securities during 2004.

We had no investment securities held-to-maturity and recorded at amortized cost at December 31, 2006 and 2005.

At December 31, 2006, we had $2.0 million in trading securities that were marked to market and held short-term. There were no trading securities held at December 31, 2005.

Loans

Loans, the largest component of earning assets, totaled $606.0 million and represented 68.0% of total assets and 92.0% of total deposits at December 31, 2006, compared with $515.6 million and 65.7% of total assets and 86.4% of total deposits at December 31, 2005. In 2006, average loans grew 22.4% to $543.8 million from $444.1 million in 2005. The primary strategy for loan generation is buying loan participations from community banks. Community banks sell loan participations primarily due to legal lending limitations, liquidity purposes, and other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Alabama, Georgia, Florida, North Carolina, South Carolina, and Texas. Our lenders have a high level of experience dealing with community banks and analyzing the different types of loans in these market areas.

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

We have established concentration limits on real estate construction loans of 350.0% of total capital and at December 31, 2006, these loans totaled $290.9 million or 352.8% of total capital. This exception was deemed temporary and approved by our Board of Directors. We also have established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at December 31, 2006 these loans totaled $76.7 million or 93.1% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 2006, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The composition of the loan portfolio at December 31 for the last five years is presented in Table 7, “Loan Portfolio Composition,” below. Commercial, financial, and agricultural loans increased 1.4% from 2005 and represent 21.0% of gross loans at December 31, 2006. Real estate-construction loans, which were 48.0% of gross loans at December 31, 2006, increased 56.3% compared to the previous year. The increase in construction loans is due to strong loan production in each of our primary market areas. Real estate-mortgage or commercial real estate loans decreased 8.1% from 2005 and represent 23.0% of gross loans at December 31, 2006. Commercial real estate loans were lower due to weaker loan demand and paydowns of existing loans. Installment loans to individuals, which include residential real estate loans, represent 2.4% of gross loans and decreased 14.1% during 2006. Home equity lines of credit decreased 3.2% from 2005 and represent 5.5% of gross loans at December 31, 2006. Lease financing receivables, which represent less than 0.1% of gross loans at December 31, 2006, decreased 55.3% compared to the previous year. Lease financing receivables were lower in 2006 because we discontinued this product due to credit quality concerns with this product line in 2003. Other loans decreased 15.8% from 2005 and represent less than 0.1% of gross loans at December 31, 2006.

Table 7

Loan Portfolio Composition

	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$127,268,666	$125,508,057	$86,660,894	$70,748,448	$63,465,840
Real estate—construction	290,876,262	186,128,578	108,000,807	77,648,068	77,032,373
Real estate—mortgage	139,634,491	151,883,652	140,520,747	131,512,411	119,593,912
Installment loans to individuals	14,539,865	16,926,398	20,664,146	14,840,957	16,844,788
Home equity lines of credit	33,200,177	34,302,363	29,501,006	23,838,617	30,063,964
Lease financing receivables	294,298	658,757	1,952,843	5,420,936	8,344,864
Other	139,609	165,780	208,147	107,071	220,222

Gross loans	605,953,368	515,573,585	387,508,590	324,116,508	315,565,963
Unearned income	(147)	(397)	(5,251)	(57,211)	(205,830)

Total loans, net of unearned income	$605,953,221	$515,573,188	$387,503,339	$324,059,297	$315,360,133

	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	21.1%	24.3%	22.3%	21.8%	20.1%
Real estate—construction	48.0	36.1	27.9	24.0	24.5
Real estate—mortgage	23.0	29.5	36.3	40.6	37.9
Installment loans to individuals	2.4	3.3	5.3	4.6	5.3
Home equity lines of credit	5.5	6.7	7.6	7.3	9.5
Lease financing receivables	0.0	0.1	0.5	1.7	2.6
Other	0.0	0.0	0.1	0.0	0.1

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 8 presents maturities of certain loan classifications based on collateral type at December 31, 2006. The table also provides the breakdown between those loans with a fixed interest rate and those loans with a variable interest rate.

Table 8

Selected Loan Maturities and Interest Rate Sensitivity (December 31, 2006)

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$31,769,740	$31,103,797	$64,395,129	$127,268,666
Real estate—construction	168,551,569	120,588,114	1,736,579	290,876,262
Real estate—mortgage	46,043,554	70,788,452	22,802,485	139,634,491
Installment loans to individuals	4,281,212	6,752,997	3,505,656	14,539,865
Home equity lines of credit	65,033	925,000	32,210,144	33,200,177
Lease financing receivables	294,298	0	0	294,298
Other loans	139,609	0	0	139,609

Total loans	$251,145,015	$230,158,360	$124,649,993	$605,953,368

Total of loans above with:
Fixed interest rates	$38,526,858	$56,457,092	$2,376,312	$97,360,262
Variable interest rates	212,618,157	173,701,268	122,273,681	508,593,106

Total loans	$251,145,015	$230,158,360	$124,649,993	$605,953,368

Directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2006, 2005 and 2004, were approximately $995,000, $1.0 million, and $3.8 million, respectively. During 2006, $150,000 in new loans were made, and repayments totaled $183,950. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

Risk Characteristics of Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, we consider the three major categories of loans: Commercial, Real Estate Construction and Commercial Real Estate. These three categories made up 92.0% of the total loan portfolio, as of December 31, 2006.

Commercial. Our commercial loan portfolio primarily consists of holding company loans, loans secured by common stock of community banks, and various other loans. Commercial loans increased $1.8 million in 2006 to $127.3 million or 21.0% of the total loan portfolio, as of December 31, 2006.

Geographically, over 80% of the loans in the commercial portfolio are in three states: Georgia (57.82%), South Carolina (12.83%) and Alabama (9.55%).

From 2002 through 2006, net commercial loan losses as a percent of average commercial loans outstanding ranged from a low of 0.20% in 2005 to a high of 1.73% in 2002. Commercial loan losses in 2006 totaled $76,738 down from $198,196 in 2005.

Real Estate Construction. Our construction portfolio primarily consists of loans for residential property lot development, single family residential and condominium developments. Real estate construction loans increased $104.7 million in 2006 to $290.9 million or 48.0% of the total loan portfolio as of December 31, 2006. The growth in construction loans was primarily due to strong demand in South Carolina and Georgia. These loans are normally secured by land, buildings, and personal guarantees and are generally pre-sold. Geographically, 70% of the loans are in three states: South Carolina (32.28%), Georgia (21.27%) and Florida (16.64%).

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

In 2006, we experienced our first loss in our real estate construction portfolio, a $64,896 charge off.

Commercial Real Estate. The commercial real estate portfolio primarily consists of loans with maturities of less than five years with amortization schedules typically ranging from 15 to 25 years. Commercial real estate loans decreased $12.2 million in 2006 to $139.6 million or 23.0% of the total loan portfolio as of December 31, 2006. Land, buildings, and personal guarantees normally secure these loans. Geographically, 67% of the loans are in three states: South Carolina (27.96%), North Carolina (20.28%) and Georgia (18.42%). Although some risk is inherent in this type of lending, we manage our risk by following underwriting standards that include adequate cash flow to service the debt, collateral values that exceed the loan amount, and in most cases personal guarantees from the principals.

From 2002 through 2006, net commercial real estate loan losses as a percent of average commercial real estate outstanding ranged from a low of less than 0.05% in 2003 to a high of 0.38% in 2006. Net losses in 2006 totaled $473,428 or 0.38% of average commercial real estate outstanding, up from $92,405 or 0.06% in 2005.

The higher commercial real estate losses 2006 compared to 2005 resulted from a charge off of an apartment complex that was carried as nonaccrual at December 31, 2005.

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

Table 9

Nonperforming Assets

	December 31
	2006	2005	2004	2003	2002
Nonaccrual loans	$513,920	$2,651,025	$1,811,446	$229,137	$672,754
Loans past due ninety days or more	0	0	0	71,402	0
Other real estate owned	4,742,400	1,500,000	82,000	580,316	362,000

Total nonperforming assets	$5,256,320	$4,151,025	$1,893,446	$880,855	$1,034,754

Nonperforming assets to total loans and other real estate owned	0.86%	0.80%	0.49%	0.27%	0.33%
Nonperforming assets to total assets	0.59%	0.53%	0.31%	0.17%	0.23%

During 2006, nonperforming assets increased $1,105,295 to $5,256,320, compared with $4,151,025 reported in 2005. The increase in nonperforming assets was primarily due to a convenience store loan being placed in other real estate owned and a rental house loan being moved to nonaccrual. There were no loans past due 90 days or more at December 31, 2006. The nonperforming assets to total loans and other real estate owned ratio was 0.86% in 2006, compared to 0.80% in 2005.

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

We determine our allowance for loan losses in accordance with SFAS No. 114 and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans.

At December 31, 2006 and 2005, we had $513,920 and $2,651,025, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $0 and $600,000 at December 31, 2006 and 2005, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2006 and 2005. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

Table 10

Summary of Loan Loss Experience

	As of and for the years ended December 31
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$6,466,714	$4,911,819	$4,102,626	$3,867,872	$3,416,090

Amounts charged off during year:
Commercial, financial and agricultural	76,738	198,196	240,286	789,956	1,000,387
Real estate—construction	64,896	0	0	0	0
Real estate—commercial	473,428	92,405	64,446	0	70,000
Installment loans to individuals and other loans	49,234	5,908	2,000	0	403
Lease financing receivables	0	42,249	34,056	162,119	290,772

Total loans charged off	664,296	338,758	340,788	952,075	1,361,562

Amount of recoveries during year:
Commercial, financial and agricultural	9,385	18,638	3,815	9,114	23,939
Real estate—construction	0	0	0	0	0
Real estate—commercial	0	0	0	0	0
Installment loans to individuals and other loans	0	5,015	19,544	30,472	463
Lease financing receivables	0	0	11,622	22,243	3,942

Total recoveries	9,385	23,653	34,981	61,829	28,344

Net loans charged off	654,911	315,105	305,807	890,246	1,333,218

Provision for loan losses	1,600,000	1,870,000	1,115,000	1,125,000	1,785,000

Allowance for loan losses at end of year	$7,411,803	$6,466,714	$4,911,819	$4,102,626	$3,867,872

Ratio of net charge-offs during the year to average loans outstanding during the year	0.12%	0.07%	0.09%	0.29%	0.45%
Average Loans Outstanding	$543,788,897	$444,138,333	$347,935,675	$302,651,532	$298,376,496

The ratio of net charge-offs to average loans was 0.12% in 2006 and 0.07% in 2005. A $1,600,000 provision for loans losses was made in 2006, compared with $1,870,000 in 2005.

The lower level of the provision for loan losses during 2006 was primarily attributable to slower loan growth. Net charge-offs were higher in 2006 than 2005, mostly due to one commercial real estate loan that was carried in nonaccrual loans at December 31, 2005. Net charge-offs were higher in 2003 and 2002 primarily because of charges related to Internet originated small business lines of credit that were offered briefly during late 2000 and early 2001. Marketing of this product stopped in May 2001.

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

Table 11

Composition of Allowance for Loan Losses

	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$2,558,989	$2,616,497	$2,044,860	$2,227,757	$1,470,514
Real estate—construction	1,195,588	433,041	1,178,557	310,687	582,755
Real estate—commercial	978,157	1,602,142	1,195,511	1,099,751	578,881
Installment loans to individuals	99,482	49,448	117,383	161,278	56,791
Home equity lines of credit	49,837	51,454	44,252	35,758	75,160
Lease financing receivables	38,654	60,746	248,676	261,419	297,808
Other	50	12	5,496	9	78
Unallocated	2,491,046	1,653,374	77,084	5,967	805,885

Total	$7,411,803	$6,466,714	$4,911,819	$4,102,626	$3,867,872

The unallocated amount represents estimated inherent credit losses in our portfolio as of the balance sheet date. The unallocated amount is subjective and based on primarily qualitative factors and to a lesser extent quantitative factors. In addition, it represents the inherent impressions related to the allowance estimation process. Qualitative factors include recent economic stresses that have occurred and impact our portfolio (increased commodity prices, energy prices and borrowing cost). The trends in the qualitative factors present in 2006 support the unallocated portion of the reserve.

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

Funding Sources

Total deposits were $658.4 million and represented 73.9% of total assets at December 31, 2006, compared with $596.7 million and 76.0% of total assets at December 31, 2005. In 2006, deposits grew $61.7 million or 10.3% from 2005, primarily due to our competitive rates offered to commercial and consumer customers. In 2006, the mix of interest-bearing deposits changed as certificates of deposit increased 20.2%, and money market deposits decreased 3.5%, while interest-bearing checking increased 18.4%, and savings accounts decreased 22.9%. Certificates of deposit represented 62.4% of total deposits in 2006 and 57.3% in 2005. Money market accounts represented 35.9% of total deposits in 2006 and 41.0% in 2005. Interest checking accounts represented 0.6% of total deposits in 2006 and 0.9% in 2005. Savings accounts represented less than 0.1% of deposits in 2006 and 2005. Demand deposits increased 55.3% to $6.7 million from 2005 to 2006 and represented 1.0% of total deposits in 2006 and 0.7% of total deposits in 2005.

Table 12

Types of Deposits

	December 31
	2006	2005	2004	2003	2002
Noninterest-bearing demand deposits	$6,677,509	$4,300,846	$3,319,315	$1,724,487	$4,997,969
Interest-bearing checking	4,079,170	4,998,265	4,368,349	10,862,690	4,628,068
Money market accounts	236,289,435	244,907,863	218,949,539	207,604,883	206,907,380
Savings accounts	312,176	404,779	518,158	477,613	368,969
Brokered deposits	33,325,000	41,918,000	34,698,000	28,932,000	16,706,000
Time deposits under $100,000	237,563,640	188,326,181	133,361,315	89,770,275	85,281,084
Time deposits of $100,000 or more	140,145,532	111,813,710	61,476,666	48,883,269	39,039,161

Total Deposits	$658,392,462	$596,669,644	$456,691,342	$388,255,217	$357,928,631

	December 31
	2006	2005	2004	2003	2002
Noninterest-bearing demand deposits	1.0%	0.7%	0.7%	0.4%	1.4%
Interest-bearing checking	0.6	0.9	1.0	2.8	1.3
Money market accounts	35.9	41.0	47.9	53.5	57.8
Savings accounts	0.0	0.1	0.1	0.1	0.1
Brokered deposits	5.1	7.0	7.6	7.5	4.7
Time deposits under $100,000	36.1	31.6	29.2	23.1	23.8
Time deposits of $100,000 or more	21.3	18.7	13.5	12.6	10.9

Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Table 13 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2006.

Table 13

Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2006
Three months or less	$48,581,021
Over three through six months	34,033,044
Over six through twelve months	51,645,140
Over twelve months	5,886,327

Total outstanding	$140,145,532

We continue to use cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings decreased $747,077 or 18.8% to $3.2 million in 2006 from $4.0 million in 2005. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At December 31, 2006, the pool of federal funds totaled $247.9 million of which we used $35 million as a funding source compared with $219.6 million and $560,000 at December 31, 2005.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury, Government sponsored agency securities, and mortgage-backed securities. Advances from the FHLB with an initial maturity of more than one year totaled $110.0 million at December 31, 2006 versus $105.0 million at December 31, 2005. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2016. The increase in long-term borrowings during 2006 and 2005 reflects management’s efforts to extend our maturities for interest rate risk management.

Table 14

Type of Borrowings

	December 31,
	2006	2005	2004
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$35,000,000	$560,000	$7,264,000

Long-Term Borrowings
FHLB Advances	110,000,000	105,000,000	95,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	122,372,000	117,372,000	107,372,000

Total Borrowings	$157,372,000	$117,932,000	$114,636,000

We have a line of credit with RBC Centura of $7,000,000 of which none was outstanding at December 31, 2006 and 2005. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%).

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At December 31, 2006, stockholders’ equity was $65.2 million versus $63.3 million at December 31, 2005. The increase in stockholders’ equity was primarily the result of the retention of earnings. We have not paid any cash dividends.

On March 3, 2006 we announced that our Board of Directors authorized a stock repurchase program to acquire up to 400,000 shares, or approximately 4.6% of the total common shares currently outstanding. The program is dependent upon market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchases under this program will be made using our own cash resources. The repurchases are made in either privately negotiated transactions or through the open market. In 2006, we repurchased 365,950 shares or $4,560,245 in treasury stock.

Book value per share at December 31, 2006 and 2005 was $7.78 and $7.26, respectively. Tangible book value per share at December 31, 2006 and 2005 was $7.67 and $7.16, respectively. Tangible book value was below book value as a result of an intangible asset related to our banking charter. Note 19, Regulatory Matters, of our 2006 Consolidated Financial Statements sets forth various capital ratios for us. Due to the adoption of

FIN 46, we report debt associated with trust preferred securities on our consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At December 31, 2006 and 2005, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12, Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust, of our 2006 Consolidated Financial Statements.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 9.26% and 10.24% at December 31, 2006 and 2005, respectively. As part of forming the holding company, the Federal Reserve Bank required us to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required Nexity Bank to maintain a minimum leverage ratio of 7.0%. This ratio for Nexity Bank was 8.77% and 9.33% at December 31, 2006 and 2005 respectively.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 10.77% and 11.77% at December 31, 2006 and 2005, respectively, and a total risk-based capital ratio of 11.79% and 12.77% at December 31, 2006 and 2005, respectively, well above the regulatory requirements for a well-capitalized institution. Note 19, Regulatory Matters, to our 2006 Consolidated Financial Statements presents our actual capital amounts and ratios at December 31, 2006 and 2005.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. The model reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at December 31, 2006 levels.

Table 15

Net Interest Income Risk Analysis at December 31, 2006

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	6.52%
1.00	3.27
Flat	—
(1.00)	(3.33)

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

Table 16

Economic Value of Equity Risk Analysis at December 31, 2006

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(19.05)%
Flat	—
(2.00)	12.10

Table 17 shows our interest rate sensitivity at December 31, 2006 indicating an asset-sensitive position in the three months or less period and the four months to six months period and a liability-sensitive position in the seven months to twelve months period. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $98.6 million or 11.3% of total interest-earning assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

Table 17

Interest Rate Sensitivity Analysis

(December 31, 2006 balances in thousands)

	0-3 mos.	4-6 mos.	7-12 mos.	Total within one year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$503,896	$17,389	$17,888	$539,173	$63,890	$2,376	$605,439
Investment securities (2)	0	0	0	0	82,961	159,622	242,583
Trading securities	1,999	0	0	1,999	0	0	1,999
Federal funds sold	19,977	0	0	19,977	0	0	19,977
Interest-bearing balances due from banks	1,905	0	0	1,905	0	0	1,905

Total interest-earning assets	$527,777	$17,389	$17,888	$563,054	$146,851	$161,998	$871,903

Percent of total interest-earning assets	60.7%	2.0%	2.1%	64.7%	16.9%	18.6%	100.0%
Interest-bearing liabilities:
Interest checking	$0	$0	$0	$0	$4,079	$0	4,079
Savings	0	0	0	0	312	0	312
Money market	236,290	0	0	236,290	0	0	236,290
Certificates of deposit of $100,000 or more	48,581	34,033	51,645	134,259	5,886	0	140,145
Certificates of deposit less than $100,000	91,521	63,570	91,062	246,153	24,736	0	270,889
Federal funds purchased	35,000	0	0	35,000	0	0	35,000
Long-term debt	0	0	10,000	10,000	20,000	80,000	110,000
Subordinated debentures	12,372	0	0	12,372	0	0	12,372

Total interest-bearing liabilities	423,764	97,603	152,707	674,074	55,013	80,000	809,087
Other sources—net	0	0	0	0	0	62,816	62,816

Total sources—net	$423,764	$97,603	$152,707	$674,074	$55,013	$142,816	$871,903

Percent of total interest-earning assets	48.6%	11.2%	17.5%	77.3%	6.3%	16.4%	100.00%
Periodic interest-sensitive gap	$104,013	$(80,214)	$(134,819)	$(111,020)	$91,838	$19,182	—
Cumulative interest-sensitive gap	$104,013	$23,799	$(111,020)	$(111,020)	$(19,182)	$—	—
Percent of total interest-earning assets	11.9%	2.7%	(12.7)%	(12.7)%	(2.2)%	—%	$—

(1)	Loan balances do not include nonaccrual loans.
(2)	Investment securities exclude the unrealized loss on available for sale securities of $3,049,559.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of December 31, 2006 and 2005, totaled $110.0 million and $105.0 million, respectively. At December 31, 2006, we had $157.2 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund our short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At December 31, 2006 and 2005, we had unused short-term lines of credit totaling $20.0 million with correspondent banks. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use up to 25% as a funding source. At December 31, 2006, the pool of federal funds totaled $248.1 million of which we used $35.0 million as a funding source compared with $219.6 million and $560,000 at December 31, 2005.

The following table presents additional information about our contractual obligations as of December 31, 2006, which by their terms have contractual maturity and termination dates subsequent to December 31, 2006 (dollars in thousands):

Table 18

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations:
Time Deposits	$380,412	$30,622	$0	$0	$411,034
Short-term borrowings	35,000	0	0	0	35,000
Long-term borrowings	10,000	10,000	5,000	85,000	110,000
Subordinated debentures	0	0	0	12,372	12,372
Operating leases	143	257	121	38	559

Total	$425,555	$40,879	$5,121	$97,410	$568,965

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2006, we had outstanding standby letters of credit of $9.6 million and unfunded loan commitments outstanding of $179.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At December 31, 2006, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.

The following table presents additional information about our unfunded commitments as of December 31, 2006, which by their terms have contractual maturity dates subsequent to December 31, 2006 (dollars in thousands):

Table 19

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$8,633	$1,000	$—	$—	$9,633
Lines of credit	72,495	45,689	6,562	52,916	177,662

Total	$81,128	$46,689	$6,562	$52,916	$187,295

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk and Asset/Liability Management” and “Liquidity Risk Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Restrictions on Cash and Due from Bank Accounts, and Note 17, Disclosures about Fair Value of Financial Instruments, from our 2006 Consolidated Financial Statements for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

Management of Nexity Financial Corporation (the “Corporation”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the consolidated financial statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that the Corporation’s 2006 Annual Report of Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of the Corporation.

In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. See “Management’s Report of Internal Control over Financial Reporting” in Item 9A for additional discussion. Mauldin & Jenkins LLC’s report on internal control in accordance with the Sarbanes-Oxley Act of 2002 is also included in Item 9A of this Annual Report on Form 10-K.

Mauldin & Jenkins LLC, independent registered public accounting firm, audited the Corporations’ consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Mauldin & Jenkins LLC reviews the results of its audit with both management and the Audit Committee of the Board of Directors of the Corporation. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

The Audit Committee, composed entirely of independent directors, meets periodically with management, the Corporation’s internal auditors and Mauldin & Jenkins LLC (separately and jointly) to discuss audit, financial reporting and related matters. Mauldin & Jenkins LLC and the internal auditors have direct access to the Audit Committee.

Greg L. Lee Chairman and Chief Executive Officer	John J. Moran Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nexity Financial Corporation

Birmingham, Alabama

We have audited the accompanying consolidated balance sheet of Nexity Financial Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nexity Financial Corporation and Subsidiaries as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 were audited by other auditors, whose report dated March 16, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexity Financial Corporation and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/    Mauldin & Jenkins, LLC

Birmingham, Alabama

March 14, 2007

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2006	2005
ASSETS
Cash and due from banks	$5,590,753	$2,221,766
Interest-bearing deposits in other banks	1,904,898	2,593,302
Federal funds sold	19,977,025	43,508,853
Investment securities available-for-sale, at fair value	239,532,759	209,018,026
Trading securities, at fair value	1,998,500	0
Loans, net of unearned income	605,953,221	515,573,188
Allowance for loan losses	(7,411,803)	(6,466,714)

Net loans	598,541,418	509,106,474

Premises and equipment, net of accumulated depreciation	977,552	1,206,881
Deferred tax asset	3,931,577	3,613,706
Intangible assets	910,655	910,655
Accrued interest receivable and other assets	17,656,364	12,338,130

Total assets	$891,021,501	$784,517,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$6,677,509	$4,300,846
NOW and money market accounts	240,368,605	249,906,128
Time deposits $100,000 and over	140,145,532	111,813,710
Other time and savings deposits	271,200,816	230,648,960

Total deposits	658,392,462	596,669,644

Federal funds purchased and securities sold under agreements to repurchase	35,000,000	560,000
Long-term borrowings	110,000,000	105,000,000
Subordinated debentures	12,372,000	12,372,000
Accrued expenses and other liabilities	10,086,617	6,643,944

Total liabilities	825,851,079	721,245,588

Stockholders’ Equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; shares issued and outstanding—none in 2006 and 2005	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock—8,740,680 in 2006 and 8,711,175 in 2005	87,407	87,111
Surplus	62,187,656	61,904,905
Retained earnings	9,438,618	3,344,057
Accumulated other comprehensive loss	(1,983,014)	(2,063,868)
Treasury Stock, at cost—365,950 shares in 2006 and 0 shares in 2005	(4,560,245)	0

Total stockholders’ equity	65,170,422	63,272,205

Total liabilities and stockholders’ equity	$891,021,501	$784,517,793

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$45,388,240	$31,143,523	$19,819,683
Interest and dividends on taxable investment securities	11,072,787	9,224,681	8,500,225
Interest on federal funds sold	1,052,508	612,327	187,404
Other interest income	208,179	158,105	104,870

Total interest income	57,721,714	41,138,636	28,612,182

INTEREST EXPENSE:
Interest on deposits	27,440,923	16,025,312	8,590,820
Interest on short-term borrowings	164,745	119,103	46,323
Interest on long-term borrowings	3,999,689	3,343,197	2,795,559
Interest on subordinated debentures	1,002,588	776,464	734,127

Total interest expense	32,607,945	20,264,076	12,166,829

Net interest income	25,113,769	20,874,560	16,445,353
Provision for loan losses	1,600,000	1,870,000	1,115,000

Net interest income after provision for loan losses	23,513,769	19,004,560	15,330,353

NONINTEREST INCOME:
Service charges on deposit accounts	110,119	89,914	52,464
Commissions and fees	318,476	287,669	326,445
Gains on sales of investment securities	240,952	468,351	207,690
Brokerage and investment services income	851,987	691,632	877,365
Other operating income	383,964	367,228	240,370

Total noninterest income	1,905,498	1,904,794	1,704,334

NONINTEREST EXPENSE:
Salaries and employee benefits	9,525,060	8,637,568	6,645,908
Net occupancy expense	595,861	543,082	491,647
Equipment expense	717,315	672,120	662,354
Other operating expense	5,000,927	4,270,193	3,586,126

Total noninterest expense	15,839,163	14,122,963	11,386,035

Income before income taxes	9,580,104	6,786,391	5,648,652
Provision for income taxes	3,485,543	2,245,080	273,646

Net income	$6,094,561	$4,541,311	$5,375,006

Net income per share—basic	$0.72	$0.61	$0.77	*

Net income per share—diluted	$0.67	$0.57	$0.72	*

Weighted average common shares outstanding—basic	8,496,457	7,415,241	6,941,062	*

Weighted average common shares outstanding—diluted	9,046,809	8,018,058	7,501,570	*

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$6,094,561	$4,541,311	$5,375,006
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(370,698)	(236,378)	(3,364)
Depreciation and amortization	719,941	582,603	584,970
Provision for loan losses	1,600,000	1,870,000	1,115,000
Gain on sales of investment securities available-for-sale	(240,952)	(468,351)	(207,690)
Gain on sales of other real estate	0	(48,000)	0
Gain on sales of premises and equipment	0	(3,581)	0
Stock based compensation	62,476	0	0
Change in deferred tax asset	(463,438)	(2,008,390)	25,664
Change in other assets	(4,329,875)	(3,352,894)	(939,616)
Change in other liabilities	3,442,673	4,177,532	1,089,610

Net cash provided by operating activities	6,514,688	5,053,852	7,039,580

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(71,171,994)	(62,837,816)	(72,576,526)
Proceeds from sales of investment securities available-for-sale	15,768,261	4,560,304	6,867,543
Proceeds from maturities of investment securities available-for-sale	25,727,071	46,802,513	40,637,756
Purchase of trading securities	(1,998,500)	0	0
Net increase in loans	(91,034,944)	(128,384,954)	(63,749,849)
Purchase of cash surrender value life insurance	(1,200,000)	0	(5,000,000)
Capital expenditures	(278,971)	(814,212)	(282,706)

Net cash used for investing activities	(124,189,077)	(140,674,165)	(94,103,782)

Cash flows from financing activities:
Net change in deposits	61,722,818	139,978,302	68,436,125
Net change in short-term borrowings	34,440,000	(6,704,000)	2,264,000
Net change in long-term borrowings	5,000,000	10,000,000	8,250,000
Proceeds from issuance of common stock	124,020	25,579,541	1,000
Tax benefit from exercise of stock options	96,551	0	0
Purchase of treasury stock	(4,560,245)	0	0
Net change in subordinated debentures	0	0	3,072,000

Net cash provided by financing activities	96,823,144	168,853,843	82,023,125

Net change in cash and cash equivalents	(20,851,245)	33,233,530	(5,041,077)
Cash and cash equivalents at January 1	48,323,921	15,090,391	20,131,468

Cash and cash equivalents at December 31	$27,472,676	$48,323,921	$15,090,391

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,327,662	$17,866,975	$10,567,122
Income taxes	3,573,244	2,165,081	366,405

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock*		Surplus*	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholder’s equity
	Shares*	Amount*
Balance at January 1, 2004	6,940,997	$69,410	$36,342,065	$(6,572,260)	$743,454	$0	$30,582,669
Common stock activity:
Exercise of stock options	250	2	998				1,000
Comprehensive income:
Net income				5,375,006			5,375,006
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(400,369)		(400,369)

Total comprehensive income							4,974,637

Balance at December 31, 2004	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$0	$35,558,306
Common stock activity:
Common Stock Offering (net of direct costs)	1,755,000	17,550	25,417,843				25,435,393
Exercise of stock options	14,945	149	144,230				144,379
Fractional Shares	(17)	0	(231)				(231)
Comprehensive income:
Net income				4,541,311			4,541,311
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,406,953)		(2,406,953)

Total comprehensive income							2,134,358

Balance at December 31, 2005	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
Common stock activity:
Exercise of stock options, including income tax benefit of $96,551	29,505	296	220,275				220,571
Stock-based compensation			62,476				62,476
Purchase of Treasury Stock
(365,950 shares)						(4,560,245)	(4,560,245)
Comprehensive income:
Net income				6,094,561			6,094,561
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					80,854		80,854

Total comprehensive income							6,175,415

Balance at December 31, 2006	8,740,680	$87,407	$62,187,656	$9,438,618	$(1,983,014)	$(4,560,245)	$65,170,422

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: Nexity Financial Corporation (the “Corporation”) is a registered bank holding company incorporated on March 12, 1999 under the laws of the State of Delaware. The Corporation was formed to enter the commercial banking business and to invest in other bank-related businesses. We became a financial holding company on March 5, 2007. The Corporation provides its customers with banking services through its subsidiary, Nexity Bank (the “Bank”), and owns 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2004. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. In accordance with the revised Financial Accounting Standards Board Interpretation (“FASB”) No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at December 31, 2006 and 2005, which had been formed to raise capital by issuing preferred securities to institutional investors.

Use of Estimates: The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Securities: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines at the time of purchase the classification of investment securities as either held-to-maturity, available-for-sale or trading. In determining such classification, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities classified as available-for-sale are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis as accumulated other comprehensive income. Realized gains and losses are recognized on the specific identification method. Premiums and discounts are included in the basis of investment securities and are recognized in income using the effective interest method.

Trading securities are generally held for short-term purposes and carried in trading accounts at estimated fair value with unrealized gains and losses recorded in earnings.

Investments in equity securities classified as available for sale without a readily determinable fair value are carried at cost. Such equity securities generally consist of Federal Home Loan Bank stock.

Brokerage and Investment Services: Fee income is derived from providing brokerage and investment services to correspondent banks. Fee income is recognized on a trade date basis.

Loans and Allowance for Loan Losses: Loans are reported at their face amount less payments collected. Unearned income on loans is reported as a reduction of the loan balances and is recognized as income using the sum-of-the-months-digits method, a method approximating the effective interest method. Interest on loans is principally recognized over the term of the loan based on the loan balance outstanding.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Generally, all loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans which are individually identified as being impaired, are classified as nonaccrual loans unless well secured and in the process of collection. Previously accrued interest is reversed against current earnings and interest collections on nonaccrual loans for which ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation’s policy to apply the provisions of SFAS No. 114 to all impaired commercial and commercial real estate and real estate-construction loans on a loan-by-loan basis.

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

A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. For purposes of this review, the portfolio is segregated between commercial and consumer loans. Every commercial loan is assigned a risk rating based on a numerical scale of one to eight by loan officers using established credit policy guidelines. These risk ratings are reviewed periodically and adjusted as warranted and are subject to review by loan review personnel and bank regulators. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. The allocations are based on historical loss factors, taking into consideration current economic conditions, recent trends in the portfolio and trends in the industry. Any adversely classified commercial loans greater than $50,000 are individually evaluated and a specific allowance is allocated for any impairment losses identified. The consumer loan portfolio is separated by loan type into homogeneous pools and an allocation is made for each pool based on historical loss factors, taking into consideration recent trends in the portfolio, recent trends in the industry, and economic conditions.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Foreclosed properties are carried at the lower of the recorded amount of the loan for which the property previously served as collateral, or the fair value of the property less estimated costs to sell.

Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, less estimated costs to sell. Subsequent to foreclosure, gains and losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining foreclosed properties are expensed as incurred.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life (5 to 40 years for buildings and improvements; 3 to 7 years for furniture and equipment). Gains or losses on dispositions are charged to operating expenses, and improvements and betterments are capitalized. Interest costs incurred related to the construction of banking premises is included in the cost of the related asset.

Intangible Assets: At December 31, 2006 and 2005, we had no unamortized goodwill. We had $910,655 in unamortized other intangible assets at December 31, 2006 and 2005. The other intangible asset is the bank charter, which upon adoption of SFAS No. 142, we no longer amortize. In accordance with SFAS No. 142, our bank charter is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of the intangible asset. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

Treasury Stock: In March of 2006, we announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock. In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. At December 31, 2006, we had repurchased 365,950 shares or 91.5% of shares authorized for repurchase at an average price of $12.46 per share. Treasury shares are recorded at cost.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

Earnings Per Share: Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options.

Stock Based Compensation: At December 31, 2006, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in this annual report. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, our income before taxes and net income for the year ended December 31, 2006, were $62,476 and $41,234, lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. The effect of adopting this standard on our earnings per share was not significant.

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the two years ended December 31, 2005:

	2005	2004
Net Income
Net income, as reported	$4,541,311	$5,375,006
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(90,632)	(77,907)

Pro forma net income	$4,450,679	$5,297,099

Basic Earnings Per Share
As reported	$0.61	$0.77
Pro forma	0.60	0.76

Diluted Earnings Per Share
As reported	$0.57	$0.72
Pro forma	0.56	0.71

Prior to the adoption of Statement 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Statement of Cash Flows: For purposes of the Consolidated Statement of Cash Flows, the Corporation has defined cash on hand, amounts due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The statement requires additional reporting of items that are recorded directly to stockholders’ equity, but not reported in net income, such as unrealized gains and losses on available-for-sale securities. The Corporation elected to present the required disclosures in the Consolidated Statements of Changes in Stockholders’ Equity.

Recently Issued Accounting Standards: The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our financial position, results of operations and cash flows.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We do not have a defined benefit pension plan. Therefore, SFAS 158 will not impact our financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion—1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We are currently analyzing the effect of adoption of EITF 06-4 on our financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effect of adoption of EITF 06-5 on our financial position, results of operations and cash flows.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB 108 and determined that upon adoption it will have no impact on our reported results of operations or financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. The required cash reserve balance for the period ended December 31, 2006 was $4.9 million. There was no required cash reserve balance for the period ended December 31, 2005.

NOTE 3—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale at December 31 are presented below:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government sponsored agencies and corporations	$96,302,065	$311,377	$(752,835)	$95,860,607
Mortgage-backed securities	136,314,753	253,459	(2,901,560)	133,666,652
Other debt securities	3,000,000	40,000	0	3,040,000

Total debt securities	235,616,818	604,836	(3,654,395)	232,567,259
Equity securities	6,965,500	0	0	6,965,500

Total investment securities	$242,582,318	$604,836	$(3,654,395)	$239,532,759

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government sponsored agencies and corporations	$64,394,186	$0	$(910,799)	$63,483,387
Mortgage-backed securities	136,680,796	105,868	(2,491,450)	134,295,214
Other debt securities	4,550,000	20,400	0	4,570,400

Total debt securities	205,624,982	126,268	(3,402,249)	202,349,001
Equity securities	6,669,025	0	0	6,669,025

Total investment securities	$212,294,007	$126,268	$(3,402,249)	$209,018,026

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of debt securities available-for-sale at December 31, 2006, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	82,960,316	82,450,786
Due after five years through ten years	20,652,324	20,539,457
Due after ten years	132,004,178	129,577,016

Total	$235,616,818	$232,567,259

Investment securities with a fair value of $117,715,769 and $110,164,742 at December 31, 2006 and 2005, respectively, were pledged as collateral for borrowed funds.

Proceeds from sales of investment securities available-for-sale were $15,768,262, $4,560,304, and $6,867,543 in 2006, 2005, and 2004, respectively. Gains of $722,506, $468,351, and $207,690 were realized on these sales during 2006, 2005, and 2004, respectively. Losses of $481,554 were realized on these sales during 2006. There were no realized losses in 2005 and 2004.

The reclassification of unrealized holding gains to net gains realized in net income is presented below for each year ended December 31:

	2006	2005	2004
Decrease in unrealized holding gains on available-for-sale securities, net of tax	$237,473	$(2,111,892)	$(269,524)
Less: Net gains realized on available-for-sale securities sold, net of tax	156,619	295,061	130,845

Change in unrealized gains on available-for-sale securities, net of tax of $43,537 in 2006, $1,413,608 in 2005, and $235,137 in 2004	$80,854	$(2,406,953)	$(400,369)

The fair value and unrealized losses on investment securities with unrealized losses at December 31, 2006 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$0	$0	$47,764,634	$752,835	$47,764,634	$752,835
Mortgage-backed securities	0	0	103,111,051	2,901,560	103,111,051	2,901,560
Other debt securities	0	0	0	0	0	0

Total debt securities	0	0	150,875,685	3,654,395	150,875,685	3,654,395
Equity securities	0	0	0	0	0	0

Total investment securities	$0	$0	$150,875,685	$3,654,395	$150,875,685	$3,654,395

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

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$59,602,387	$804,263	$3,881,000	$106,536	$63,483,387	$910,799
Mortgage-backed securities	81,689,531	1,287,406	38,017,701	1,204,044	119,707,232	2,491,450
Other debt securities	0	0	0	0	0	0

Total debt securities	141,291,918	2,091,669	41,898,701	1,310,580	183,190,619	3,402,249
Equity securities	0	0	0	0	0	0

Total investment securities	$141,291,918	$2,091,669	$41,898,701	$1,310,580	$183,190,619	$3,402,249

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

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 are comprised of the following:

	2006	2005
Commercial, financial, and agricultural	$127,268,666	$125,508,057
Real estate-construction	290,876,262	186,128,578
Real estate-mortgage	139,634,491	151,883,652
Installment loans to individuals	14,539,865	16,926,398
Home equity lines of credit	33,200,177	34,302,363
Lease financing receivables	294,298	658,757
Other loans	139,609	165,780

Gross Loans	605,953,368	515,573,585
Unearned income	(147)	(397)

Total Loans	605,953,221	515,573,188
Allowance for loan losses	(7,411,803)	(6,466,714)

Net Loans	$598,541,418	$509,106,474

Included in loans net of unearned income at December 31, 2006 and 2005 were $113,905 and $126,741, respectively of net deferred loan costs.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents selected loan maturities and interest rate sensitivity at December 31, 2006:

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$31,769,740	$31,103,797	$64,395,129	$127,268,666
Real estate—construction	168,551,569	120,588,114	1,736,579	290,876,262
Real estate—mortgage	46,043,554	70,788,452	22,802,485	139,634,491
Installment loans to individuals	4,281,212	6,752,997	3,505,656	14,539,865
Home equity lines of credit	65,033	925,000	32,210,144	33,200,177
Lease financing receivables	294,298	0	0	294,298
Other loans	139,609	0	0	139,609

Total loans	$251,145,015	$230,158,360	$124,649,993	$605,953,368

Total of loans above with:
Fixed interest rates	$38,526,858	$56,457,092	$2,376,312	$97,360,262
Variable interest rates	212,618,157	173,701,268	122,273,681	508,593,106

Total loans	$251,145,015	$230,158,360	$124,649,993	$605,953,368

(1)	Loan balances include unearned income

Our directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons were $1,009,000 and $1,043,000 at December 31, 2006 and 2005, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and involve no unusual risk or collectibility.

Activity in the allowance for loan losses is summarized as follows:

	2006	2005	2004
Balance at beginning of year	$6,466,714	$4,911,819	$4,102,626
Provision for loan losses	1,600,000	1,870,000	1,115,000
Recoveries on loans previously charged off	9,385	23,653	34,981
Loans charged off	(664,296)	(338,758)	(340,788)

Balance at end of year	$7,411,803	$6,466,714	$4,911,819

Our nonperforming assets (including cash basis loans) at December 31, are summarized below:

	2006	2005	2004
Nonaccrual loans	$513,920	$2,651,025	$1,811,446
Loans past due 90 days or more	0	0	0
Other real estate owned	4,742,400	1,500,000	82,000

Total nonperforming assets	$5,256,320	$4,151,025	$1,893,446

Interest income which would have been recorded on nonaccrual loans pursuant to original terms	$20,766	$47,839	$76,683
Interest income recorded on nonaccrual loans	$10,393	$0	0

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Impaired loans are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2006 and 2005, we had $513,920 and $2,651,025, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $0 and $600,000 at December 31, 2006 and 2005, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2006 and 2005. The average investment in impaired loans for 2006, 2005, and 2004 was $803,250, $713,750, and $1.4 million, respectively.

At December 31, 2006 and 2005, we did not have any loans for which terms had been modified in troubled debt restructurings.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at December 31, consist of the following:

	2006	2005
Leasehold improvements	$169,894	$167,006
Furniture and equipment	3,911,223	3,660,939
Construction in progress	19,162	1,283

Total	4,100,279	3,829,228
Accumulated depreciation	(3,122,727)	(2,622,347)

Net premises and equipment	$977,552	$1,206,881

Provision for depreciation included in noninterest expense in 2006, 2005, and 2004 was $508,300, $451,227, and $454,540, respectively. We have entered into various noncancellable operating leases for buildings and equipment used in its operations. Certain leases have various renewal options, which include increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 2006, 2005, and 2004 were $582,332, $518,338, and $451,172, respectively.

At December 31, 2006, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:

2007	$143,089
2008	139,837
2009	117,206
2010	120,815
2011 and thereafter	38,531

Total minimum obligation	$559,478

NOTE 6—INTANGIBLE ASSETS

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation ceased amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the years ended December 31, 2006 and 2005.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 7—OTHER ASSETS AND OTHER LIABILITIES

Accrued interest receivable and other assets at December 31 are comprised of the following:

	2006	2005
Accrued interest on loans and securities	$4,871,245	$4,194,474
Cash surrender value life insurance	6,767,338	5,358,266
Other real estate	4,742,400	1,500,000
Prepaid expenses	484,874	586,631
Software	516,657	390,719
Other	273,850	308,040

Total other assets	$17,656,364	$12,338,130

Accrued expenses and other liabilities at December 31 are comprised of the following:

	2006	2005
Accrued interest on deposits	$7,389,912	$4,202,649
Accrued interest on borrowings	416,665	357,011
Accrued salaries and employee benefits	521,957	680,007
Accounts Payable	527,270	509,102
Accrued income taxes	151,939	239,640
Other	1,078,874	655,535

Total accrued expenses and other liabilities	$10,086,617	$6,643,944

NOTE 8—DEPOSITS

The aggregate amount of time deposits of $100,000 or more at December 31, 2006 was $140,145,532. At December 31, 2006, the aggregate maturities of time deposits are summarized as follows:

2007	$380,411,971
2008	22,917,116
2009	7,705,085

Total	$411,034,172

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 9—INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$3,598,185	$2,825,906	$971,758
State	350,796	215,151	239,254

Total	3,948,981	3,041,057	1,211,012

Deferred:
Federal	(455,300)	(565,674)	(671,293)
State	(8,138)	(230,303)	(266,073)

Total	(463,438)	(795,977)	(937,366)

Provisions for income taxes	$3,485,543	$2,245,080	$273,646

The significant components of the Corporation’s deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in the Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax liabilities:
Tax depreciation over book	$(208,687)	$(178,884)
Loan loss recapture	0	(155,950)
Other	(42,145)	(46,894)

Total deferred tax liabilities	$(250,832)	$(381,728)

Deferred tax assets:
Allowance for loan losses	2,742,367	2,392,684
Unrealized loss—AFS securities	1,066,546	1,212,113
Net operating loss carryforward	114,920	146,914
Accrued bonuses	93,296	93,296
Nonaccrual loan interest	7,683	15,977
OREO Write-offs	68,394	65,759
Stock option expense	23,116	0
Other	66,087	68,691

Total deferred tax assets	4,182,409	3,995,434

Net deferred tax assets	$3,931,577	$3,613,706

The realization of deferred tax assets will be based on future taxable income.

The net operating loss carry-forwards available to us as of December 31, 2006 totaled $3.8 million and expire in various years through 2011 for Alabama state excise taxes.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (34%) to pretax income as a result of the following differences for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Tax expense at statutory rate	$3,257,235	$2,307,373	$1,920,542
Increase (decrease) in taxes resulting from:
Change in valuation allowance	0	(267,157)	(1,746,249)
Other non-deductible expenses	(42,738)	(37,884)	(29,011)
State income taxes	226,154	185,799	(17,700)
Tax contingency reserve	31,800	(31,800)	150,000
Other, net	13,092	88,749	(3,936)

Total	$3,485,543	$2,245,080	$273,646

NOTE 10—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 include the following:

	2006	2005
Federal funds purchased	$35,000,000	$560,000
Weighted average interest rate at December 31	5.37%	3.95%
Weighted average interest rate during the year	5.09	2.99
Maximum amount outstanding at any month-end	$35,000,000	$17,481,000
Average amount outstanding during the year	3,233,621	3,980,698

We have unsecured federal funds lines of credit with correspondent banks totaling $10.0 million. We have a secured federal funds line of credit with a correspondent bank totaling $10.0 million. We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by Federal Home Loan Bank stock (carried at cost of $6.5 million) and U.S. Treasury, Government sponsored agency securities, and mortgage-backed securities.

We provide clearing and cash management services to community banks. As part of this program we may retain a portion of these funds as unsecured federal funds purchased up to the limit established by the community bank. We typically sell a significant portion of these funds to upstream correspondent banks. At December 31, 2006 and 2005, our total federal funds purchased through this program were $35,000,000 and $560,000, respectively.

NOTE 11—LONG-TERM DEBT

Advances from the FHLB with an initial maturity of more than one year totaled $110,000,000 and $105,000,000 at December 31, 2006 and 2005, respectively. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB (See Note 10). Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2016.

The FHLB has the option to convert $35,000,000 in advances to three month LIBOR-based floating rate advances in 2007, $40,000,000 in 2008, $10,000,000 in 2009, $5,000,000 in 2010, and $5,000,000 in 2011.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Principal maturities on long-term debt are summarized below:

2007	$10,000,000
2008	0
2009	10,000,000
2010	5,000,000
2011 and thereafter	85,000,000

Total	$110,000,000

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

As a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, we were required to deconsolidate the subsidiary trust from its financial statements in 2005 and 2006. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trust and guarantees repayment of the trust preferred securities issued by the trust.

Our consolidated debt obligations related to subsidiary trust holding solely debentures of the Corporation follows:

	December 31,
	2006	2005
3-month LIBOR plus 2.80% junior subordinated debentures owed to Nexity Capital Trust II due July 23, 2034	$12,372,000	$12,372,000

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 13—OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, includes the following:

	2006	2005	2004
Director fees	$356,500	$339,500	$333,250
Travel and lodging	516,391	336,870	239,253
Telephone and data communications	408,031	302,294	256,729
Software maintenance contracts	358,868	257,549	191,596
Advertising	390,002	245,491	184,509
Write down of other real estate	7,121	227,664	76,128
Accounting	254,852	217,403	138,045
Postage and courier service	231,287	195,365	164,088
Investment seminars	135,567	170,954	206,599
Consulting fees	111,037	80,069	211,373
Franchise taxes	220,150	165,000	165,000
Bankers blanket bond and insurance	179,431	136,428	123,577
Other	1,831,690	1,595,606	1,295,979

Total	$5,000,927	$4,270,193	$3,586,126

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with SFAS No. 128, the calculation of net income per share—basic and net income per share—diluted for the years ended December 31 are presented below:

	2006	2005	2004
Net income per share—basic computation
Net income	$6,094,561	$4,541,311	$5,375,006
Income applicable to common stockholders	$6,094,561	$4,541,311	$5,375,006

Weighted average common shares outstanding—basic	8,720,929	7,415,241	6,941,062	*
Less: Weighted average treasury shares	(224,472)	0	0

Weighted average common shares outstanding-basic net of treasury shares	8,496,457	7,415,241	6,941,062

Net income per share—basic	$0.72	$0.61	$0.77	*

Net income per share—diluted computation
Income applicable to common stockholders	$6,094,561	$4,541,311	$5,375,006

Weighted average common shares outstanding—basic net of treasury shares	8,496,457	7,415,241	6,941,062	*
Incremental shares from assumed conversions:
Stock options	550,352	602,817	560,508	*

Weighted average common shares outstanding—diluted	9,046,809	8,018,058	7,501,570

Net income per share—diluted	$0.67	$0.57	$0.72	*

Options to purchase 1,846,518, 1,917,949, and 1,925,911*, shares of common stock at a price range of $4* to $20* per share were outstanding at December 31, 2006, 2005 and 2004, respectively.

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

NOTE 15—EMPLOYEE BENEFIT PLANS

We adopted a pre-tax savings plan (“401(k) Plan”), which covers substantially all employees of the Corporation effective January 1, 2000. The 401(k) Plan allows for employer matching contributions and discretionary profit sharing contributions. The Board of Directors approved a discretionary employer matching contribution and a profit sharing contribution to the 401(k) Plan in 2006, 2005 and 2004. Total expenses of the 401(k) Plan, including amounts contributed, which are included in employee benefits expense for the years ended December 31, 2006, 2005 and 2004 were $293,979, $261,229, and $200,952, respectively.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In 2004, we began maintaining Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age and continue for 15 years. The SERPs also provide limited benefits in the event of early termination, death, or disability while employed by the Corporation. The officers vest in the benefits over a ten-year period as defined by the SERPs. In the event of a change of control of the Corporation as defined in the SERPs, the officers become 100% vested in the total benefit. We have purchased life insurance policies on these officers, the earnings from which offset the expense of the SERPs. For the years ended December 31, 2006, 2005, and 2004, $69,481, $61,644 and $47,487, respectively were charged to operations related to these SERPs.

NOTE 16—STOCK OPTION PLAN

During 1999, we adopted a stock option plan covering certain officers, employees and directors. The maximum number of shares issuable under the plan is 2,250,000, adjusted for the one-for-four reverse stock split effected on September 1, 2005. Options granted under the plan become exercisable generally over a three-year period. Some of the options granted under the plan became exercisable immediately while other options granted under the plan expire in periods of five to ten years from the date of grant.

Activity under the plan is summarized below and is adjusted for the one-for-four reverse stock split effected on September 1, 2005:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares*	Weighted- Average Exercise Price*
Outstanding at beginning of period	1,917,949	$7.58	1,925,911	$7.56	1,878,474	$7.44
Granted	5,000	13.00	51,500	13.69	54,125	13.00
Exercised	(29,505)	(4.20)	(46,356)	(11.74)	(250)	(4.00)
Expired	(46,926)	(18.40)	(13,106)	(12.62)	(6,438)	(18.44)

Outstanding at end of period	1,846,518	$7.37	1,917,949	$7.58	1,925,911	$7.56

Options exercisable at end of period	1,815,865	$7.27	1,830,379	$7.32	1,802,935	$7.20
Aggregate Intrinsic value of outstanding options	$8,623,239		$11,162,463		$12,422,094
Aggregate Intrinsic value of exercisable options	$8,661,676		$11,128,704		$12,259,985

*	Adjusted for one-for-four reverse stock split effected on September 1, 2005.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period. We used the minimum value option pricing method until we began trading as a public company on NASDAQ on September 21, 2005. After this date we applied the Black-Scholes-Merton option-pricing model. Our option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, term, dividend rates, forfeiture rates, and risk-free interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of our weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes-Merton option pricing model since September 21, 2005 and the minimum value option-pricing model the remainder of 2005 and 2004:

	2006	2005	2004
Expected life (in years)	5.00	4.50	4.10
Expected volatility	27.39%	26.00%	N/A
Risk-free interest rate	4.65%	4.07%	3.07%
Expected dividend yield	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	$4.32	$3.32	$1.68

At December 31, 2006, 1,815,865 optioned shares were exercisable at prices between $4.00 and $20.00 per share for a total of $13,203,047. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. No income or expense has been recognized in connection with the exercise of these stock options and any tax benefit earned in 2006, 2005 and 2004 has been deferred. The following table summarizes information about stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31	Weighted- Average Exercise Price
$ 4.00	1,320,120	2.41 Years	$4.00	1,320,120	$4.00
12.00	220,250	5.44 Years	12.00	217,750	12.00
13.00	5,000	9.84 Years	13.00	0	13.00
13.50	31,500	8.95 Years	13.50	16,502	13.50
14.00	32,000	8.05 Years	14.00	23,845	14.00
20.00	237,648	3.55 Years	20.00	237,648	20.00

	1,846,518	3.15 Years	$7.58	1,815,865	$7.27

Total intrinsic value of options exercised was $231,319, $76,951 and $2,500 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $61,276, $137,321, and $118,041, respectively.

The compensation cost related to our stock option plan charged against income for the years ended December 31, 2006, 2005 and 2004 were $62,476, $0 and $0, respectively. Income tax benefits recognized for the respective years were $21,242, $0 and $0.

Cash received from the exercise of options was $124,020 for the year ended December 31, 2006. The tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $96,551 for the year ended December 31, 2006.

As of December 31, 2006, there was $85,227 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted-average period of 2 years.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 17—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 18).

Many of our financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, our general practice is to hold our financial instruments to maturity and not to engage in trading activities. Therefore, we used significant estimates and present value calculations for the purpose of this disclosure. Such estimates involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on information available to management as of December 31, 2006 and 2005.

The following is a description of the methods and assumptions used to estimate the fair value of each class of the Corporation’s financial instruments:

Cash and short-term investments: The carrying amount is a reasonable estimate of fair value.

Investment securities: For securities available-for-sale and trading securities, fair value equals the carrying amount which is generally the quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value because there is no contractual maturity and/or we have the ability to reprice the loan as interest rate shifts occur. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As the discount rates are based on current loan rates as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale.

Other financial assets: Include bank-owned life insurance for which the carrying value is a reasonable estimate of fair value and is included in accrued interest receivable and other assets on the Consolidated Balance Sheets.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The estimated fair values (in thousands) of the Corporation’s financial instruments at December 31 are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and short-term investments	$27,473	$27,473	$48,324	$48,324
Investment securities	239,533	239,533	209,018	209,018
Trading securities	1,999	1,999	0	0
Loans	598,541	598,399	509,106	509,205
Other financial assets	6,767	6,767	5,358	5,358
Financial Liabilities:
Deposits	658,392	652,863	596,670	587,555
Long-term borrowings	110,000	108,763	105,000	103,540
Subordinated debentures	12,372	12,372	12,372	12,372
Standby letters of credit	44	44	34	34

	2006		2005
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$177,662	$(40)	$212,593	$(116)

NOTE 18—COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We have various claims, commitments, and contingent liabilities arising from the normal conduct of our business which are not reflected in the accompanying consolidated financial statements and are not expected to have any material adverse effect on our financial position or results of operations.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We require collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instruments at December 31, 2006 and 2005 are presented in Note 17.

NOTE 19—REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Bank holding companies are not subject to prompt corrective action provisions.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 2006, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the Bank was well capitalized under this regulatory framework. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2006 that management believes have changed either the Corporation’s or the Bank’s capital classifications.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$85,655	11.79%	$58,132	8.00%	N/A	N/A
Nexity Bank	81,540	11.22	58,114	8.00	$72,643	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	78,243	10.77	29,066	4.00	N/A	N/A
Nexity Bank	74,128	10.20	29,057	4.00	43,586	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	78,243	9.26	33,800	4.00	N/A	N/A
Nexity Bank	74,128	8.77	33,800	4.00	42,250	5.00

As of December 31, 2005:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$82,892	12.77%	$51,942	8.00%	N/A	N/A
Nexity Bank	76,083	11.73	51,909	8.00	$64,886	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	76,425	11.77	25,971	4.00	N/A	N/A
Nexity Bank	69,616	10.73	25,954	4.00	38,931	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	76,425	10.24	29,860	4.00	N/A	N/A
Nexity Bank	69,616	9.33	29,860	4.00	37,325	5.00

NOTE 20—NEXITY FINANCIAL CORPORATION (PARENT COMPANY ONLY)

The Parent’s principal assets are its investments in the Bank, and the principal source of income for the Parent will be dividends from the Bank. Certain regulatory and legal requirements restrict payment of dividends and lending of funds between the Bank and the Parent.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Parent’s condensed balance sheets at December 31, 2006 and 2005, and condensed statements of income and of cash flows for the years ended December 31 are presented below:

CONDENSED BALANCE SHEETS

	2006	2005
Assets:
Cash and cash equivalents	$4,067,697	$6,804,040
Investment in bank subsidiary	73,056,119	68,500,635
Other investments	447,000	372,000
Other assets	427,153	109,576

Total assets	$77,997,969	$75,786,251

Liabilities and Stockholders’ Equity:
Subordinated debentures	$12,372,000	$12,372,000
Long-term borrowings	0	0
Other liabilities	455,547	142,046

Total liabilities	12,827,547	12,514,046

Stockholders’ equity	65,170,422	63,272,205

Total liabilities and stockholders’ equity	$77,997,969	$75,786,251

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Income:
Dividend income	$2,279,823	$22,986	$10,017
Other interest income	119,526	81,556	28,092

Total income	2,399,349	104,542	38,109

Expense:
Interest on notes payable	0	43,813	68,056
Interest on subordinated debentures	1,002,588	776,464	734,127
Salaries and employee benefits	62,476	0	0
Other operating expense	47,581	54,348	15,559

Total expense	1,112,645	874,625	817,742

Income (loss) before equity in undistributed income of subsidiaries and taxes	1,286,704	(770,083)	(779,633)
Equity in undistributed income of subsidiaries	4,474,630	5,054,145	5,942,075

Income before taxes	5,761,334	4,284,062	5,162,442
Income tax benefit	(333,227)	(257,249)	(212,564)

Net income	$6,094,561	$4,541,311	$5,375,006

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,094,561	$4,541,311	$5,375,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(4,474,630)	(5,054,145)	(5,942,075)
Stock based compensation	62,476	0	0
Change in other assets	(317,577)	96,704	425,489
Change in other liabilities	313,501	127,341	(9,451)

Net cash provided by (used in) operating activities	1,678,331	(288,789)	(151,031)

Cash flows from investing activities:
Investment in bank subsidiary	0	(20,000,000)	0
Investment in nonbank subsidiary	0	0	(84,371)
Net change in equity investments	(75,000)	0	0

Net cash used for investing activities	(75,000)	(20,000,000)	(84,371)

Cash flows from financing activities:
Net change in subordinated debentures	0	0	3,072,000
Repayment of long-term debt	0	0	(1,750,000)
Proceeds from issuance of common stock	220,571	25,579,541	1,000
Redemption of common stock (treasury stock)	(4,560,245)	0	0

Net cash provided by (used in) financing activities	(4,339,674)	25,579,541	1,323,000

Net change in cash and cash equivalents	(2,736,343)	5,290,752	1,087,598
Cash and cash equivalents at January 1	6,804,040	1,513,288	425,690

Cash and cash equivalents at December 31	$4,067,697	$6,804,040	$1,513,288

The Parent paid interest of $786,910, $768,943, and $689,173, in 2006, 2005, and 2004, respectively. The Parent paid taxes or received (benefits) of $35,251, ($320,100), and $117,461, in 2006, 2005, and 2004, respectively.

NOTE 21—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations, adjusted for the one-for-four reverse stock split effected September 1, 2005, for the four quarters ended December 31 are as follows:

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$15,228,125	$15,268,060	$14,169,852	$13,055,677
Interest expense	9,233,327	8,548,482	7,935,443	6,890,693

Net interest income	5,994,798	6,719,578	6,234,409	6,164,984
Provision for loan losses	425,000	420,000	285,000	470,000
Noninterest income	440,085	377,931	457,998	388,532
Gains (losses) on sales of investment securities	(9,713)	0	250,665	0
Noninterest expense	3,520,505	4,159,487	4,177,607	3,981,564

Income before income taxes	2,479,665	2,518,022	2,480,465	2,101,952
Provision for income taxes	865,283	908,984	916,276	795,000

Net income	$1,614,382	$1,609,038	$1,564,189	$1,306,952

Net income per share—basic	$0.19	$0.19	$0.18	$0.15
Net income per share—diluted	0.18	0.18	0.17	0.14
Weighted average shares outstanding—basic	8,363,513	8,383,025	8,529,986	8,714,408
Weighted average shares outstanding—diluted	8,898,251	8,922,780	9,085,301	9,286,534

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,362,413	$10,935,126	$9,639,799	$8,201,298
Interest expense	6,268,728	5,479,716	4,733,971	3,781,661

Net interest income	6,093,685	5,455,410	4,905,828	4,419,637
Provision for loan losses	580,000	545,000	660,000	85,000
Noninterest income	381,175	359,556	352,007	343,705
Gains on sales of investment securities	0	0	468,351	0
Noninterest expense	4,042,129	3,540,259	3,359,045	3,181,530

Income before income taxes	1,852,731	1,729,707	1,707,141	1,496,812
Provision for income taxes	677,024	649,234	358,822	560,000

Net income	$1,175,707	$1,080,473	$1,348,319	$936,812

Net income per share—basic	$0.13	$0.15	$0.19	$0.13
Net income per share—diluted	0.13	0.14	0.18	0.12
Weighted average shares outstanding—basic	8,709,626	7,037,434	6,952,284	6,946,397
Weighted average shares outstanding—diluted	9,300,260	7,650,493	7,554,331	7,551,720

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or reportable events with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

(a) Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness, as of December 31, 2006, of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of Nexity Financial Corporation and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 and 15d-15. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Nexity Financial Corporation and Subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and based on such criteria, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nexity Financial Corporation

Birmingham, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nexity Financial Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nexity Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nexity Financial Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Nexity Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nexity Financial Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended and our report dated March 9, 2007 expressed an unqualified opinion.

/s/ Mauldin & Jenkins LLC

Birmingham, Alabama

March 14, 2007

(c) Changes in internal control over financial reporting. We continually assess the adequacy of our internal control over financial reporting and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2006 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See Executive Compensation Plan in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Election of Directors, Description of the Board Committees, Section 16(a) Beneficial Ownership Reporting Compliance, Certain Relationships and Related Transactions, Executive Officers, and Corporate Governance in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion under the headings Executive Compensation, Description of the Board Committees, Compensation Committee Report, and Total Shareholder Return in our 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Directors and Management in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Equity Compensation Plan Information in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Certain Relationships and Related Transactions in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See Audit Fees, Other Audit Committee Matters, and Selection of Independent Public Accountants in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements filed as part of this report:

The following management’s statement on responsibility for financial reporting, report of independent registered public accounting firm and consolidated financial statements for the year ending December 31, 2006 are included in Item 8 hereof:

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

(a)(3) Listing of Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, restated, included as Exhibit 3.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.1	Incentive Stock Compensation Plan, included as Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.1.1	Amendment to Incentive Stock Compensation Plan, included as Exhibit 10.1.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.2	Form of Employee Stock Option Agreement, included as Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.3	Noncompetition, Severance, and Employment Agreement with Greg L. Lee, dated December 13, 2000, included as Exhibit 10.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.4	Noncompetition, Severance, and Employment Agreement with David E. Long, dated December 13, 2000, included as Exhibit 10.4 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.5	Noncompetition, Severance, and Employment Agreement with John J. Moran, dated December 13, 2000, included as Exhibit 10.5 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

Exhibit No.	Description
10.6	Employment Agreement with Kenneth T. Vassey, dated November 15, 2001, included as Exhibit 10.6 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.7	Salary Continuation Agreement with Greg L. Lee, dated July 20, 2004, included as Exhibit 10.7 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.8	Salary Continuation Agreement with David E. Long, dated July 20, 2004, included as Exhibit 10.8 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.9	Salary Continuation Agreement with John J. Moran, dated July 20, 2004, included as Exhibit 10.9 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.10	Loan and Stock Pledge Agreement with Flag Bank, included as Exhibit 10.10 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.11	Trust Preferred Indenture, included as Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.12	Salary Continuation Agreement with Kenneth T. Vassey, dated December 29, 2006, included as Exhibit 10.1 to the Corporation’s Form 8-K filed January 3, 2007, and incorporated herein by reference.+

10.13	Salary Continuation Agreement with Cindy W. Russo, dated December 29, 2006, included as Exhibit 10.2 to the Corporation’s Form 8-K filed January 3, 2007, and incorporated herein by reference.+

14	Code of Ethics.*

21.1	Subsidiaries of the Registrant

(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

21.2	Subsidiary of Nexity Bank

(1) Nexity Financial Services, Inc., an Alabama corporation

(2) Nexity Financial Services of Florida, Inc.

(3) Nexity Financial Services of New York, Inc.

23.1	Consent of Mauldin & Jenkins, LLC*

23.2	Consent of Ernst & Young LLP*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Indicates filed herewith.
+	Indicates management contract or compensatory plan.

Copies of exhibits are available upon written request to John J. Moran, Executive Vice President and Chief Financial Officer of Nexity Financial Corporation and online at the SEC’s website, www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXITY FINANCIAL CORPORATION
(Registrant)

Name	Position	Date
/s/ GREG L. LEE Greg L. Lee	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ DAVID E. LONG David E. Long	President and Director	March 14, 2007

/s/ JOHN J. MORAN John J. Moran	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2007

/s/ R. BRADFORD BURNETTE R. Bradford Burnette	Director	March 14, 2007

/s/ RANDY K. DOLYNIUK Randy K. Dolyniuk	Director	March 14, 2007

/s/ TOMMY E. LOOPER Tommy E. Looper	Director	March 14, 2007

/s/ DENISE N. SLUPE Denise N. Slupe	Director	March 14, 2007

/s/ MARK A. STEVENS Mark A. Stevens	Director	March 14, 2007

/s/ WILLIAM L. THORNTON, III William L. Thornton, III	Director	March 14, 2007

Exhibit Index

Exhibit No.	Description
14	Code of Ethics

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Ernst & Young

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan