Form 10-K/A
period 2006-12-31
NEXITY FINANCIAL CORP
filed 2007-03-16
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $96.7 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2007
Common Stock, $0.01 par value per share	8,740,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007	Part III

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Nexity Financial Corporation (“the Corporation”) is being filed solely to include the Report of Independent Registered Public Accounting Firm from Ernst & Young LLP, which was inadvertently omitted from the Corporation’s Form 10-K filed on March 14, 2007.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 14, 2007. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Nexity Financial Corporation:

We have audited the accompanying consolidated balance sheet of Nexity Financial Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nexity Financial Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 16, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K/A:

(3) Listing of Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, restated, included as Exhibit 3.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.1	Incentive Stock Compensation Plan, included as Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.1.1	Amendment to Incentive Stock Compensation Plan, included as Exhibit 10.1.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.2	Form of Employee Stock Option Agreement, included as Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.3	Noncompetition, Severance, and Employment Agreement with Greg L. Lee, dated December 13, 2000, included as Exhibit 10.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.4	Noncompetition, Severance, and Employment Agreement with David E. Long, dated December 13, 2000, included as Exhibit 10.4 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.5	Noncompetition, Severance, and Employment Agreement with John J. Moran, Dated December 13, 2000, included as Exhibit 10.5 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.6	Employment Agreement with Kenneth T. Vassey, dated November 15, 2001, included as Exhibit 10.6 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.7	Salary Continuation Agreement with Greg L. Lee, dated July 20, 2004, included as Exhibit 10.7 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.8	Salary Continuation Agreement with David E. Long, dated July 20, 2004, included as Exhibit 10.8 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.9	Salary Continuation Agreement with John J. Moran, dated July 20, 2004, included as Exhibit 10.9 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.10	Loan and Stock Pledge Agreement with Flag Bank, included as Exhibit 10.10 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.11	Trust Preferred Indenture, included as Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

14	Code of Ethics, included as Exhibit 14 to the Registrant’s Form 10-K filed March 14, 2007, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant
(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

21.2	Subsidiary of Nexity Bank
(1) Nexity Financial Services, Inc., an Alabama corporation
(2) Nexity Financial Services of Florida, Inc.
(3) Nexity Financial Services of New York, Inc.

23.1	Consent of Mauldin & Jenkins, LLC*

23.2	Consent of Ernst & Young LLP*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Indicates filed herewith.
+	Indicates management contract or compensatory plan.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

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

NEXITY FINANCIAL CORPORATION (Registrant)

Dated March 16, 2007

	By:	/s/ John J. Moran
John J. Moran Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Ernst & Young

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002