Form 10-Q
period 2007-03-31
NEXITY FINANCIAL CORP
filed 2007-05-09
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of May 9, 2007 was 8,340,680.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31		December 31
	2007	2006	2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,335,866	$3,500,822	$5,590,753
Interest-bearing deposits in other banks	2,575,447	2,270,707	1,904,898
Federal funds sold	24,864,614	40,554,393	19,977,025
Investment securities available-for-sale, at fair value	242,874,541	217,362,150	239,532,759
Trading securities, at fair value	0	0	1,998,500
Loans, net of unearned income	584,964,782	527,860,852	605,953,221
Allowance for loan losses	(7,357,886)	(6,902,092)	(7,411,803)

Net loans	577,606,896	520,958,760	598,541,418

Premises and equipment, net of accumulated depreciation	3,337,361	1,146,110	977,552
Deferred tax asset	3,676,748	4,586,179	3,931,577
Intangible assets	910,655	910,655	910,655
Other assets	19,833,095	12,576,907	17,656,364

Total assets	$881,015,223	$803,866,683	$891,021,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$7,572,191	$4,502,951	$6,677,509
NOW and money market accounts	216,021,630	233,081,090	240,368,605
Time deposits $100,000 and over	139,479,505	120,675,815	140,145,532
Other time and savings deposits	268,469,375	250,528,519	271,200,816

Total deposits	631,542,701	608,788,375	658,392,462
Federal funds purchased and securities sold under agreements to repurchase	50,000,000	1,903,000	35,000,000
Long-term borrowings	110,000,000	110,000,000	110,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	10,177,621	7,534,105	10,086,617

Total liabilities	814,092,322	740,597,480	825,851,079

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2007 and 2006	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock - 8,740,680 in 2007, 8,723,925 at March 31, 2006, and 8,740,680 at December 31, 2006	87,407	87,239	87,407
Surplus	62,221,678	62,020,663	62,187,656
Retained earnings	11,004,938	4,651,009	9,438,618
Accumulated other comprehensive loss	(1,437,595)	(3,394,083)	(1,983,014)
Treasury Stock, at cost - 400,000 shares in 2007, 7,500 shares at March 31, 2006, and 365,950 shares at December 31, 2006	(4,953,527)	(95,625)	(4,560,245)

Total stockholders’ equity	66,922,901	63,269,203	65,170,422

Total liabilities and stockholders’ equity	$881,015,223	$803,866,683	$891,021,501

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$12,247,043	$10,283,980
Interest on taxable investment securities	2,968,329	2,477,629
Interest on federal funds sold	73,915	252,647
Other interest income	82,506	41,421

Total interest income	15,371,793	13,055,677

INTEREST EXPENSE:
Interest on deposits	7,750,200	5,681,932
Interest on short-term borrowings	177,756	20,181
Interest on long-term borrowings	1,090,516	959,491
Interest on subordinated debentures	252,874	229,089

Total interest expense	9,271,346	6,890,693

Net interest income	6,100,447	6,164,984
Provision for loan losses	0	470,000

Net interest income after provision for loan losses	6,100,447	5,694,984

NONINTEREST INCOME:
Service charges on deposit accounts	33,011	26,933
Commissions and fees	98,252	74,325
Brokerage and investment services income	371,584	197,121
Other operating income	118,030	90,153

Total noninterest income	620,877	388,532

NONINTEREST EXPENSE:
Salaries and employee benefits	2,737,066	2,398,015
Net occupancy expense	176,157	147,583
Equipment expense	193,663	172,688
Other operating expense	1,303,419	1,263,278

Total noninterest expense	4,410,305	3,981,564

Income before income taxes	2,311,019	2,101,952
Provision for income taxes	744,699	795,000

Net income	$1,566,320	$1,306,952

Net income per share - basic	$0.19	$0.15

Net income per share - diluted	$0.18	$0.14

Weighted average common shares outstanding - basic	8,373,973	8,714,408

Weighted average common shares outstanding - diluted	8,887,879	9,286,534

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$1,566,320	$1,306,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization of investment securities	(114,903)	(77,349)
Depreciation and amortization	186,293	182,115
Provision for loan losses	0	470,000
Stock based compensation	34,022	16,680
Change in other assets	(2,239,030)	(290,818)
Change in deferred tax asset	(72,615)	(972,473)
Change in other liabilities	91,004	1,671,399

Net cash provided by (used in) operating activities	(548,909)	2,306,506

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(10,366,897)	(15,741,400)
Proceeds from maturities of investment securities available-for-sale	8,012,881	5,363,172
Proceeds from sales of trading securities	1,998,500	0
Net change in loans	20,934,522	(12,322,286)
Capital expenditures	(2,483,803)	(69,303)

Net cash provided by (used in) investing activities	18,095,203	(22,769,817)

Cash flows from financing activities:
Net change in deposits	(26,849,761)	12,118,731
Net change in short-term borrowings	15,000,000	1,343,000
Net change in long-term borrowings	0	5,000,000
Proceeds from the exercise of stock options	0	99,206
Purchase of treasury stock	(393,282)	(95,625)

Net cash provided by (used in) financing activities	(12,243,043)	18,465,312

Net change in cash and cash equivalents	5,303,251	(1,997,999)
Cash and cash equivalents at January 1	27,472,676	48,323,921

Cash and cash equivalents at March 31	$32,775,927	$46,325,922

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock		Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
Common stock activity:
Exercise of stock options, including income tax benefit of $46,206	12,750	128	99,078				99,206
Stock-based compensation			16,680				16,680
Purchase of Treasury Stock (7,500 shares)						(95,625)	(95,625)
Comprehensive income:
Net income				1,306,952			1,306,952
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(1,330,215)		(1,330,215)

Total comprehensive loss							(23,263)

Balance at March 31, 2006	8,723,925	$87,239	$62,020,663	$4,651,009	$(3,394,083)	$(95,625)	$63,269,203

Balance at January 1, 2007	8,740,680	87,407	62,187,656	9,438,618	(1,983,014)	(4,560,245)	65,170,422
Common stock activity:
Stock-based compensation			34,022				34,022
Purchase of Treasury Stock (34,050 shares)						(393,282)	(393,282)
Comprehensive income:
Net income				1,566,320			1,566,320
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					545,419		545,419

Total comprehensive income							2,111,739

Balance at March 31, 2007	8,740,680	$87,407	$62,221,678	$11,004,938	$(1,437,595)	$(4,953,527)	$66,922,901

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – General

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2006 is derived from the consolidated audited financial statements of Nexity Financial Corporation (the “Corporation”). These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The information contained in the notes to consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

Nature of Operations

Nexity Financial Corporation is a registered financial holding company incorporated on March 12, 1999 under the laws of the State of Delaware. We were formed to enter the commercial banking business and to invest in other bank-related businesses. We provide our customers with banking services through our subsidiary, Nexity Bank (the “Bank”), and own 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2005. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

At March 31, 2007, we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Winston-Salem, North Carolina, Orlando, Florida, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at March 31, 2007 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At March 31, 2007, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period and we apply the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended March 31
	2007	2006
Expected life (in years)	5.00	N/A
Expected volatility	0.1146 – 0.2740	N/A
Risk-free interest rate	4.46% – 4.89%	N/A
Expected dividend yield	N/A	N/A
Weighted-average fair value of options granted during the year	$3.25	N/A

At March 31, 2007, there was $320,077 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.37 years.

The following table represents stock option activity for the three months ended March 31, 2007:

	Three months ended March 31, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,846,518	$7.37
Granted	82,750	12.12
Exercised	0	0.00
Terminated	(48,648)	20.00

Options outstanding, end of quarter	1,880,620	$7.26	2.92 years

Exercisable, end of quarter	1,776,217	$6.95	3.23 years

Shares available for future stock option grants to employees and directors under existing plans were 199,458 at March 31, 2007. At March 31, 2007 the aggregate intrinsic value of shares outstanding was $8,274,728, and the aggregate intrinsic value of options exercisable was $8,365,982.

Recently Issued Accounting Standards

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. For the quarter ended March 31, 2007, the adoption of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (SFAS No. 159), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet adopted SFAS No. 159 and we are currently evaluating the effect that it may have on our consolidated financial statements.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at March 31, 2007 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government agencies and corporations	$0	$0	$45,985,749	$(548,554)	$45,985,749	$(548,554)
Mortgage-backed securities	2,636,500	(1,785)	93,402,239	(2,439,730)	96,038,739	(2,441,515)
Other debt securities	0	0			0	0

Total debt securities	2,636,500	(1,785)	139,387,988	(2,988,284)	142,024,488	(2,990,069)
Equity securities	0	0	0	0	0	0

Total investment securities	$2,636,500	$(1,785)	$139,387,988	$(2,988,284)	$142,024,488	$(2,990,069)

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at March 31, 2007 and 2006, and December 31, 2006. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. We had no changes in the carrying amount of intangible assets during the three ended March 31, 2007 and 2006.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended March 31
	2007	2006
Net income per share - basic computation
Net income	$1,566,320	$1,306,952
Income applicable to common shareholders	$1,566,320	$1,306,952

Weighted average common shares issued and outstanding - basic	8,740,680	8,714,519
Less: Weighted average treasury shares	(366,707)	(111)

Weighted average common shares issued and outstanding - basic net of treasury shares	8,373,973	8,714,408

Net income per share - basic	$0.19	$0.15

Net income per share - diluted computation
Income applicable to common shareholders	$1,566,320	$1,306,952

Weighted average common shares issued and outstanding - basic net of treasury shares	8,373,973	8,714,408
Incremental shares from assumed conversions:
Stock options	513,906	572,126

Weighted average common shares issued and outstanding - diluted	8,887,879	9,286,534

Net income per share - diluted	$0.18	$0.14

Options to purchase 1,880,620 and 1,869,107 shares of common stock at a price range of $4 to $20 per share were outstanding at March 31, 2007 and 2006, respectively.

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

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2007 and 2006, we did not have any reportable segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three months ended March 31, 2007. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be attained for any other period.

The following discussion and analysis should be read in conjunction with the financial information and the consolidated financial statements (including the notes thereto) contained in this document as well as our annual report filed on Form 10-K for the year ended December 31, 2006. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

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

(ii)	increased competition with other financial institutions,

(iii)	lack of sustained growth in the economy in the southeastern United States and the Dallas, Texas and Midwest areas

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

Overview

We were founded in 1999 and operate as a bank holding company that competes in two areas of the commercial banking industry, correspondent banking and Internet banking. Our correspondent banking division markets currently to community banks primarily in the southeastern United States and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States via the Internet.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 73.3% of total revenue for the first three months of 2007. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 90.8% of total revenue for the first three months of 2007 compared to 94.1% for the same period in 2006. Interest income on loans accounted for 79.7% of total interest income for the three months ended March 31, 2007 compared to 78.8% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first three months of 2007 credit quality has remained sound. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

While short-term interest rates, including the prime lending rate have increased from last year, longer term interest rates have decreased slightly. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. Our net interest margin has decreased from 3.28% for the quarter ended March 31, 2006 to 2.97% for same period in 2007. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

Our strategy is to continue to focus on growing our correspondent bank business nationally by developing existing relationships with community banks in the Southeast and Texas and aggressively pursuing new relationships in these and other market areas. During the first quarter of 2007 we added a Midwest office and a Florida office and started a Wealth Management business. We will also focus on cross-selling our correspondent bank products and services to our community bank customers, which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

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

First Quarter Financial Highlights

For the first quarter of 2007, we reported net income of $1.6 million, or $0.18 per diluted share. Net income was up 19.9% from the same period in 2006. Our improved earnings were primarily related to a decrease in our provision for loan losses and improved noninterest income.

Our net interest income decreased slightly to $6.1 million in the three months ended March 31, 2007 from $6.2 million in the same period in 2006. This decrease was primarily attributable to the lower net interest margin. Average earning assets increased 8.9% to $830.4 million or 97.7% of average total assets in the three months ended March 31, 2007, compared with $762.6 million or 98.5% in the same period in 2006. The net interest margin decreased to 2.97% for the three months ended March 31, 2007 from 3.28% for the same period in 2006.

The provision for loan losses decreased $470,000 in the three months ended March 31, 2007 compared to the same period in 2006. The provision for loan losses was lower primarily because of slower loan growth. Net charge-offs were up slightly in the first quarter of 2007. Net charge-offs were $53,917 or 0.04% of average loans for the first quarter of 2007 on an annualized basis versus $34,622 or 0.03% for the same period in 2006.

Noninterest income increased 59.8% in the three months ended March 31, 2007 compared to the same period in 2006, mostly due to growth in brokerage and investment services income, which was up 88.5% in the three months ended March 31, 2007 from the same period in 2006.

For the three months ended March 31, 2007, noninterest expense was up 10.8% from the same period in 2006, mostly due to start up costs for our Florida and Milwaukee offices and our Wealth Management business.

Total assets were $881.0 million at March 31, 2007, up 9.6% from $803.9 million at March 31, 2006, and down 1.1% from $891.0 million at December 31, 2006. Loans were $585.0 million at March 31, 2007, up 10.8% from $527.9 million at March 31, 2006, and down 3.5% from $606.0 million at December 31, 2006.

During the first quarter of 2007 we purchased 4.5 acres of land in the Colonnade Office Complex in Birmingham, Alabama for $2.4 million. The land will be used for the future site of our headquarters.

At March 31, 2007, nonperforming assets as a percent of total assets increased to 0.59% from 0.52% at March 31, 2006.

Deposits grew to $631.5 million at March 31, 2007, mostly fueled by growth in certificates of deposit. Long-term debt was $110.0 million at March 31, 2007, March 31, 2006 and December 31, 2006.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will eventually generate sufficient operating earnings to realize the deferred tax benefits. Our 2003 to 2005 consolidated income tax returns are open for examination. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Earnings Review

For the three months ended March 31, 2007, we reported net income of $1.6 million, or $0.18 per diluted share compared with $1.3 million, or $0.14 per diluted share for the same period in 2006. The primary factors affecting the increase in net income in the first three months of 2007 were a $232,345 increase in noninterest income, a $470,000 decrease in the provision for loan losses, and a $50,301 decrease in the provision for income taxes. This change was partially offset by a $428,741 increase in noninterest expense and a $64,537 decrease in net interest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three months ended March 31, 2007 and 2006.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended March 31
	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$582,085,635	$12,247,043	8.53%	$524,524,074	$10,283,980	7.95%
Investment securities, taxable (2)	241,143,443	2,968,329	4.99	212,855,033	2,475,540	4.65
Interest-bearing balances due from banks	4,364,636	82,506	7.67	2,534,098	38,023	6.09
Trading securities	0	0	0.00	200,944	2,089	4.22
Federal funds sold and securities purchased under agreements to resell	5,326,968	73,915	5.63	22,499,440	256,045	4.62

Total interest-earning assets	832,920,682	15,371,793	7.48%	762,613,589	13,055,677	6.94%

Noninterest-earning assets:
Cash and due from banks	4,994,972			3,858,425
Premises and equipment	1,939,128			1,184,559
Other, less allowance for loan losses	12,660,510			6,701,360

Total noninterest-earning assets	19,594,610			11,744,344

TOTAL ASSETS	$852,515,292			$774,357,933

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,465,673	10,352	1.21%	$4,293,168	12,866	1.22%
Savings	313,474	952	1.23	365,865	1,108	1.23
Money market	218,937,543	2,450,202	4.54	225,043,672	2,118,464	3.82
Time deposits	409,784,371	5,288,694	5.23	349,682,553	3,549,494	4.12

Total interest-bearing deposits	632,501,061	7,750,200	4.97	579,385,258	5,681,932	3.98
Federal funds purchased and securities sold under agreements to repurchase	13,783,056	177,756	5.23	1,810,345	20,182	4.52
Long-term debt	110,000,000	1,090,516	4.02	105,444,444	959,490	3.64
Subordinated debentures	12,372,000	252,874	8.29	12,372,000	229,089	7.51

Total interest-bearing liabilities	768,656,117	9,271,346	4.89%	699,012,047	6,890,693	4.00%

Noninterest-bearing liabilities:
Demand deposits	7,261,923			3,791,347
Other liabilities	10,562,862			7,530,697

Total noninterest-bearing liabilities	17,824,785			11,322,044

Stockholders’ equity	66,034,390			64,023,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$852,515,292			$774,357,933

Net interest income		$6,100,447			$6,164,984

Interest income/earning assets			7.48%			6.94%
Interest expense/earning assets			4.51			3.66

Net interest income/earning assets			2.97%			3.28%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.

(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis decreased $64,537 or 1.1% during the first three months of 2007 compared to the same period in 2006. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased 31 basis points from 3.28% for the first three months of 2006 to 2.97% for the first three months of 2007, primarily because our cost of funds increased more than our yield on interest earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 7.7% of earning assets in the first three months of 2007 and 8.3% for the same period in 2006.

Interest income on a tax equivalent basis increased $2.3 million or 17.7% in the first three months of 2007 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 7.48% in the first three months of 2007 from 6.94% in the first three months of 2006. Average earning assets increased 9.2% to $832.9 million or 97.7% of average total assets in 2007, compared with $762.6 million or 98.5% in 2006. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $57.6 million or 11.0% and average investment securities increased $28.3 million or 13.3%. The yield on earning assets increased 54 basis points in 2007 primarily because the yields on loans were higher due to the increased interest rates.

The Federal Reserve increased the federal funds target rate 50 basis points from 4.75% at March 31, 2006 to 5.25% at March 31, 2007. The prime lending rate increased by the same amount from 7.75% at March 31, 2006 to 8.25% at March 31, 2007.

During 2007, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 69.9% of average earning assets in the first three months of 2007 versus 68.8% in the same period in 2006. The yield on loans increased 58 basis points from 7.95% in the first three months of 2006 to 8.53% in the same period in 2007 largely due to the higher interest rate environment during the first three months of 2007. The majority of our loans are variable rate loans. The interest rates on these loans increased as the prime lending rate increased. The yield on investment securities increased from 4.65% in the first three months of 2006 to 4.99% in the first three months of 2007. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 101 basis points from 4.62% in the first three months of 2006 to 5.63% in the first three months of 2007. The yield on interest-bearing deposits with banks increased 158 basis points from 6.09% in the first three months of 2006 to 7.67% for the same period in 2007.

The cost of funding sources increased $2.4 million or 34.6% in the first three months of 2007 compared to the same period in 2006, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $69.6 million or 10.0% in the first three months of 2007 compared to the same period in 2006. Interest-bearing deposits were up $53.1 million or 9.2%, primarily driven by growth in time deposits. Average long-term debt increased $4.6 million or 4.3% in the first three months of 2007 compared to the first three months of 2006. Average long-term debt was 14.3% of interest-bearing liabilities during the first three months of 2007 versus 15.1% during the same period in 2006. The average rate paid on interest-bearing liabilities increased 89 basis points from 4.00% in the first three months of 2006 to 4.89% in the same period in 2007, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 99 basis points to 4.97% for the first three months of 2007 versus 3.98% for the same period in 2006. The primary reasons for this increase were the increased interest rate environment and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 78 basis points from 7.51% in the first three months of 2006 to 8.29% in the same period in 2007, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 92.3% of earning assets during the first three months of 2007 and 91.7% for the same period in 2006.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $0 and $470,000 in the first three months of 2007 and 2006, respectively. The lower provision for loan losses was primarily due to slower loan growth in the first three months of 2007.

Net loan charge-offs were $53,917, or 0.04% of average loans on an annualized basis in the first three months of 2007 compared to $34,622, or 0.03% of average loans in the first three months of 2006. The allowance for loan losses totaled 1.26% of loans as of March 31, 2007 compared to 1.31% at March 31, 2006 and 1.22% at December 31, 2006. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income increased $232,345 or 59.8% in the first three months of 2007 compared to the same period in 2006.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $174,463 or 88.5% in the first three months of 2007 compared to the same period last year. The increase in 2007 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $23,927 or 32.2% in the first three months of 2007 compared to the same period in 2006 primarily due to higher loan participation fee income.

Service charges on deposit accounts were up $6,078 or 22.6% in the first three months of 2007 compared to the same period in 2006 due to an increase in the number of correspondent banking accounts.

Other operating income was up $27,877 or 30.9% in the first three months of 2007 compared to the same period in 2006 due primarily to increases in income from cash management services to correspondent banks and higher earnings on cash surrender value life insurance.

Noninterest Expense

Noninterest expense increased $428,741 million or 10.8% in the first three months of 2007 compared to the same period in 2006. Noninterest expense was higher primarily due to the start-up costs of our Florida and Milwaukee offices and our Wealth Management business, which totaled approximately $250,000.

Salaries and employee benefits, the largest component of noninterest expense, totaled $2.7 million and $2.4 million in the first three months of 2007 and 2006, respectively. The increase during the first three months of 2007 was primarily due to the investment in new personnel in our new offices. We employed 106.5 and 90.5 full time equivalent employees at March 31, 2007 and March 31, 2006, respectively.

Net occupancy expense increased $28,574 during the first three months of 2007 compared to the first three months of 2006, largely due to developing a correspondent lending office in Columbia, South Carolina during the fourth quarter of 2006 and offices in Milwaukee, Wisconsin and Orlando, Florida in the first quarter of 2007. Net equipment expense increased $20,975.

Other operating expense increased $40,141 in the first three months of 2007 compared to the same period in 2006. The increase in other operating expense was primarily due to higher legal and accounting fees. Legal fees increased in the first three months of 2007 compared to the same period in 2006 primarily due to our expansion in the Midwest and management of our other real estate. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended March 31
	2007	2006
Advertising	$35,824	$142,879
Travel and lodging	103,315	114,219
Legal fees	106,278	24,015
Director fees	92,000	91,000
Software maintenance contracts	68,334	84,067
Telephone and data communications	96,339	78,648
Postage, freight, & courier service	64,777	60,142
Accounting fees	99,249	59,814
Home equity closing costs	29,318	49,335
Investment seminars	45,669	44,278
Franchise taxes	60,800	41,250
Other	501,516	473,631

Total	$1,303,419	$1,263,278

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

Total income tax expense included in the Consolidated Statements of Income was $744,699 in the first three months of 2007, compared to $795,000 in the same period in 2006. Our effective income tax rates were 32.2% in the first three months of 2007 and 37.8% in the same period of 2006. Our effective income tax rate was lower in 2007 due to tax planning strategies implemented during the fourth quarter of 2006.

We monitor relevant income tax laws for changes in laws or court rulings that may affect our accrued income taxes and income tax planning. We consider the impact on estimates and judgments used in our income tax calculations and make necessary adjustments.

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

Investment securities were $242.9 million at March 31, 2007, compared with $217.4 million at March 31, 2006. At March 31, 2007, investment securities represented 27.6% of total assets compared with 27.0% at March 31, 2006. We had an unrealized loss on investment securities available-for-sale, net of tax, of $1.4 million at March 31, 2007, compared with an unrealized loss of $3.4 million at the same time last year.

Investment Securities Portfolio Composition

	March 31		December 31,
	2007	2006	2006
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$103,583,635	$73,728,399	$95,860,607
Mortgage-backed securities	129,184,589	131,818,526	133,666,652
Other debt securities	3,032,500	4,573,200	3,040,000

Total debt securities	235,800,724	210,120,125	232,567,259
Equity securities	7,073,817	7,242,025	6,965,500

Total	$242,874,541	$217,362,150	$239,532,759

Total securities as a percentage of total assets	27.57%	27.04%	26.88%
Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	42.65%	33.92%	40.02%
Mortgage-backed securities	53.19	60.64	55.80
Other debt securities	1.25	2.10	1.27

Total debt securities	97.09	96.67	97.09
Equity securities	2.91	3.33	2.91

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $241.1 million during the first three months of 2007, an increase of 13.3% from the $212.9 million in 2006. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first three months of 2007 to 4.99% from 4.65% in 2006.

The duration of the debt securities portfolio was approximately 4.8 years at March 31, 2007 compared to 4.5 years at March 31, 2006. If interest rates rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $585.0 million and represented 66.4% of total assets and 92.6% of total deposits at March 31, 2007, compared with $527.9 million and 65.7% of total assets and 86.7% of total deposits at March 31, 2006. During the first three months of 2007, average loans grew 11.0% to $582.1 million from $524.5 million during the same period in 2006. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on real estate construction loans of 350.0% of total capital and at March 31, 2007, these loans totaled $304.8 million or 365.0% of total capital. While we were slightly over our concentration limit on real estate construction loans at March 31, 2007, we will take the necessary steps to ensure compliance with these limits going forward. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at March 31, 2007, these loans totaled $77.8 million or 93.2% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first three months of 2007, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at March 31, 2007 and 2006. Commercial, financial, and agricultural loans increased 4.5% from March 31, 2006 and represent 20.0% of gross loans at March 31, 2007. Real estate-construction loans, which were 52.1% of gross loans at March 31, 2007, increased 43.3% compared to the previous year. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Real estate-mortgage or commercial real estate loans decreased 20.7% from March 31, 2006 and represent 20.3% of gross loans at March 31, 2007. Commercial real estate loans decreased primarily due to loan payoffs and slower loan demand. Installment loans to individuals, which include residential real estate loans, represent 2.1% of gross loans at March 31, 2007 and decreased 31.5% from March 31, 2006. Some correspondent banks sell us pools of mortgages for short periods of time to help their liquidity position. Installment loans to individuals decreased from March 31, 2006 to March 31, 2007 mainly because we had a higher level of these mortgage pools purchased from correspondent banks at March 31, 2006. Home equity lines of credit decreased 8.9% from March 31, 2006 and represent 5.6% of gross loans at March 31, 2007. Lease financing receivables, which represent 0.04% of gross loans at March 31, 2007, decreased 59.7% compared to the previous year. Other loans decreased 59.4% from March 31, 2006 and represent 0.01% of gross loans at March 31, 2007.

Loan Portfolio Composition

	March 31		December 31,
	2007	2006	2006
Commercial, financial, and agricultural	$117,044,462	$112,052,737	$127,268,666
Real estate - construction	304,755,010	212,638,690	290,876,262
Real estate - mortgage	118,468,858	149,394,900	139,634,491
Installment loans to individuals	11,968,819	17,466,526	14,539,865
Home equity lines of credit	32,448,615	35,619,836	33,200,177
Lease financing receivables	214,624	532,739	294,298
Other	64,394	158,782	139,609

Gross loans	584,964,782	527,864,210	605,953,368
Unearned income	0	(3,358)	(147)

Total loans, net of unearned income	$584,964,782	$527,860,852	$605,953,221

Total loans as a percentage of total assets	66.40%	65.67%	68.01%

Percentage of Total Loan Portfolio

Commercial, financial, and agricultural	20.01%	21.23%	21.00%
Real estate - construction	52.09	40.28	48.00
Real estate - mortgage	20.25	28.30	23.04
Installment loans to individuals	2.05	3.31	2.40
Home equity lines of credit	5.55	6.75	5.48
Lease financing receivables	0.04	0.10	0.05
Other	0.01	0.03	0.02

Gross loans	100.00%	100.00%	100.00%

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

Nonperforming Assets

	March 31				December 31,
	2007		2006		2006
Nonaccrual loans	$562,829		$2,650,356		$513,920
Loans past due 90 days or more	0		0		0
Foreclosed property (other real estate owned)	4,667,400		1,500,000		4,742,400

Total nonperforming assets	$5,230,229		$4,150,356		$5,256,320

Total nonperforming assets as a percentage of total assets	0.59%		0.52%		0.59%
Allowance for loan losses to nonperforming loans	1,307.30	x	260.42	x	1,442.21	x

At March 31, 2007, nonperforming assets increased $1.1 million to $5.2 million, compared with $4.2 million reported at March 31, 2006. At March 31, 2007, nonaccrual loans were $562,829, down $2.1 million from $2.7 million from the same time last year. There were no loans past due 90 days or more at March 31, 2007. The increase in nonperforming assets was primarily due to a convenience store loan being placed in other real estate owned. The nonperforming assets to total assets ratio was 0.59% on March 31, 2007, compared to 0.52% on March 31, 2006.

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

An analysis of activity in the allowance for loan losses at and for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006 is presented in the following table:

	At and for the three months ended March 31		At and for the year ended December 31,
	2007	2006	2006
Balance at beginning of period	$7,411,803	$6,466,714	$6,466,714
Provision for loan losses	0	470,000	1,600,000
Recoveries on loans previously charged off	2,307	2,002	9,385
Loans charged off	(56,224)	(36,624)	(664,296)

Balance at end of period	$7,357,886	$6,902,092	$7,411,803

Average Loans	$582,085,691	$524,524,074	$543,788,897
Loans, end of period	584,964,782	527,860,852	605,953,221
Net charge-offs as a percentage of average loans (annualized)	0.04%	0.03%	0.12%
Allowance for loan losses as a percentage of loans	1.26%	1.31%	1.22%
Allowance for loan losses to nonperforming loans	1,307.30%	260.42%	1,442.21%

At March 31, 2007 and 2006, we had $562,829 and $2,650,356, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $14,643 and $651,025 at March 31, 2007 and 2006, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 2007. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.04% during the first three months of 2007 and 0.03% for the same period in 2006. No provision for loans losses was made in the first three months of 2007, compared with $470,000 in the same period in 2006. No provision for loan losses was necessary during the first three months of 2007 due to the level of net charge-offs and slower loan growth in 2007.

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

Funding Sources

Total deposits were $631.5 million and represented 74.0% of total assets at March 31, 2007, compared with $608.8 million and 82.9% of total assets at March 31, 2006. During the first three months of 2007, average deposits grew 9.7% to $639.8 million from $583.2 million for the same period in 2006, primarily due to our competitive rates offered to commercial and consumer customers. In the first three months of 2007, the mix of interest-bearing deposits changed as certificates of deposit increased 36.2%, while money market deposits decreased 7.2%. Certificates of deposit represented 64.5% of deposits at March 31, 2007 and 60.9% at March 31, 2006. Money market accounts represented 33.6% of deposits at March 31, 2007 and 37.6% at March 31, 2006.

Types of Deposits

	March 31		December 31,
	2007	2006	2006
Noninterest - bearing demand deposits	$7,572,191	$4,502,951	$6,677,509
Interest - bearing checking	3,638,328	4,221,521	4,079,170
Money market accounts	212,383,302	228,859,569	236,289,435
Savings accounts	282,599	348,871	312,176
Brokered deposits	30,630,000	42,419,000	33,325,000
Time deposits under $100,000	237,556,776	207,760,648	237,563,640
Time deposits of $100,000 or more	139,479,505	120,675,815	140,145,532

Total Deposits	$631,542,701	$608,788,375	$658,392,462

Noninterest - bearing demand deposits	1.20%	0.74%	1.01%
Interest - bearing checking	0.58	0.69	0.62
Money market accounts	33.63	37.59	35.89
Savings accounts	0.04	0.06	0.05
Brokered deposits	4.85	6.97	5.06
Time deposits under $100,000	37.61	34.13	36.08
Time deposits of $100,000 or more	22.09	19.82	21.29

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at March 31, 2007 and December 31, 2006.

Maturity Distribution of Time Deposits of $100,000 or More

	March 31, 2007	December 31, 2006
Three months or less	$35,453,849	$48,581,021
Over three through six months	48,960,334	34,033,044
Over six through twelve months	48,556,148	51,645,140
Over twelve months	6,509,174	5,886,327

Total outstanding	$139,479,505	$140,145,532

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $12.0 million to $13.8 million during the first three months of 2007 from $1.8 million for the same period in 2006. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At March 31, 2007, the pool of federal funds totaled $345.2 million of which we used $50.0 million as a funding source compared with $297.7 million and $1.9 million, respectively at March 31, 2006.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $110.0 million at March 31, 2007 and March 31, 2006. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2016.

Type of Borrowings

	March 31		December 31
	2007	2006	2006
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$50,000,000	$1,903,000	$35,000,000

Long-Term Borrowings
FHLB Advances	110,000,000	110,000,000	110,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	122,372,000	122,372,000	122,372,000

Total Borrowings	$172,372,000	$124,275,000	$157,372,000

We have a line of credit with RBC Centura of $7,000,000 of which none was outstanding at March 31, 2007 and none was outstanding at March 31, 2006. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At March 31, 2007, stockholders’ equity was $66.9 million versus $63.3 million at March 31, 2006. The increase in stockholders’ equity was primarily the result of higher earnings and decreased accumulated other comprehensive losses. In the first three months of 2007 we repurchased 34,050 shares of common stock under our stock repurchase plan. We have not paid any cash dividends.

Book value per share at March 31, 2007 and 2006 was $8.02 and $7.26, respectively. Tangible book value per share at March 31, 2007 and 2006 was $7.91 and $7.15, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At March 31, 2007 and December 31, 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 9.28% and 10.01% at March 31, 2007 and 2006, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 11.17% and 11.43% at March 31, 2007 and 2006, respectively, and a total risk-based capital ratio of 12.21% and 12.44% at March 31, 2007 and 2006, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2007, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	March 31, 2007	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	12.21%	n/a
Tier 1 risk-based capital	11.17	n/a
Leverage ratio	9.28	n/a
Nexity Bank
Total risk-based capital	11.62%	10.00%
Tier 1 risk-based capital	10.58	6.00
Leverage ratio	8.78	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three month period ended March 31, 2007 compared to the year ended December 31, 2006.

	Three months ended March 31, 2007	Year ended December 31, 2006
Return on average assets	0.75%	0.75%
Return on average equity	9.62%	9.78%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.75%	7.70%

(1)	The return on average assets and return on average equity for the three months ended March 31, 2007 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at March 31, 2007 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	5.24%
1.00	2.64
Flat	—
(1.00)	(3.70)
(2.00)	(6.33)

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

Economic Value of Equity Risk Analysis at March 31, 2007

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(15.45)%
Flat	—
(2.00)	11.41

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2007 and 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of March 31, 2007, totaled $110.0 million. At March 31, 2007, we had $155.8 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At March 31, 2007 and December 31, 2006, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2007, we had outstanding standby letters of credit of $8.5 million and unfunded loan commitments outstanding of $198.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At March 31, 2007, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of March 31, 2007, which by their terms have contractual maturity dates subsequent to March 31, 2007 (dollars in thousands):

	Less than One year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$7,110	$1,094	$250	$0	$8,454
Lines of credit	85,454	55,633	7,356	50,006	198,449

Total	$92,564	$56,727	$7,606	$50,006	$206,903

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

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases of the three months ended March 31, 2007.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
March 1, 2007 to March 31, 2007	34,050	$11.55	400,000	0

(1)	In March of 2006, the Corporation announced a stock repurchase plan authorizing the Corporation to repurchase up to 400,000 shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: May 9, 2007	By:	/s/ Greg L. Lee
Greg L. Lee Chairman and Chief Executive Officer