Form 10-Q
period 2007-06-30
NEXITY FINANCIAL CORP
filed 2007-08-08
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of August 8, 2007 was 8,120,680.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30		December 31 2006
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$7,404,360	$3,496,004	$5,590,753
Interest-bearing deposits in other banks	13,428,836	1,223,112	1,904,898
Federal funds sold	11,777,788	55,082,571	19,977,025
Investment securities available-for-sale, at fair value	228,534,738	223,850,529	239,532,759
Trading securities, at fair value	988,714	0	1,998,500

Loans, net of unearned income	629,008,150	536,096,029	605,953,221
Allowance for loan losses	(7,774,655)	(6,715,922)	(7,411,803)

Net loans	621,233,495	529,380,107	598,541,418

Premises and equipment, net of accumulated depreciation	3,310,713	1,112,766	977,552
Deferred tax asset	5,656,383	6,134,428	3,931,577
Intangible assets	910,655	910,655	910,655
Other real estate owned	4,910,004	1,500,000	4,742,400
Cash value life insurance	16,973,297	5,455,526	6,767,338
Other assets	8,165,797	5,838,739	6,146,626

Total assets	$923,294,780	$833,984,437	$891,021,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand Deposits	$8,606,854	$8,250,943	$6,677,509
NOW and money market accounts	255,177,569	246,495,065	240,368,605
Time deposits $100,000 and over	148,039,247	120,030,303	140,145,532
Other time and savings deposits	281,270,002	253,779,347	271,200,816

Total deposits	693,093,672	628,555,658	658,392,462

Federal funds purchased and securities sold under agreements to repurchase	34,986,000	25,000,000	35,000,000
Long-term borrowings	110,000,000	100,000,000	110,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	10,399,192	8,660,930	10,086,617

Total liabilities	860,850,864	774,588,588	825,851,079

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2007 and 2006	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock - 8,740,680 in 2007, 8,724,555 at June 30, 2006, and 8,740,680 at December 31, 2006	87,407	87,245	87,407

Surplus	62,257,589	62,041,722	62,187,656
Retained earnings	12,148,544	6,215,198	9,438,618
Accumulated other comprehensive loss	(4,677,857)	(6,110,614)	(1,983,014)
Treasury Stock, at cost - 620,000 shares in 2007, 225,500 shares at June 30, 2006, and 365,950 shares at December 31, 2006	(7,371,767)	(2,837,702)	(4,560,245)

Total stockholders' equity	62,443,916	59,395,849	65,170,422

Total liabilities and stockholders' equity	$923,294,780	$833,984,437	$891,021,501

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$12,958,613	$11,016,654	$25,205,656	$21,300,634
Interest on taxable investment securities	3,048,475	2,707,646	6,016,804	5,185,275
Interest on federal funds sold	126,163	392,095	200,078	644,742
Other interest income	132,678	53,457	215,184	94,878

Total interest income	16,265,929	14,169,852	31,637,722	27,225,529

INTEREST EXPENSE:
Interest on deposits	8,207,370	6,665,701	15,957,570	12,347,633
Interest on short-term borrowings	365,067	22,646	542,823	42,827
Interest on long-term borrowings	1,103,783	1,001,121	2,194,299	1,960,612
Interest on subordinated debentures	258,065	245,975	510,939	475,064

Total interest expense	9,934,285	7,935,443	19,205,631	14,826,136

Net interest income	6,331,644	6,234,409	12,432,091	12,399,393
Provision for loan losses	440,000	285,000	440,000	755,000

Net interest income after provision for loan losses	5,891,644	5,949,409	11,992,091	11,644,393

NONINTEREST INCOME:
Service charges on deposit accounts	38,149	25,600	71,160	52,533
Commissions and fees	98,566	74,489	196,818	148,814
Gains on sales of investment securities	0	250,665	0	250,665
Brokerage and investment services income	266,377	267,240	637,961	464,361
Other operating income	185,605	90,669	303,635	180,822

Total noninterest income	588,697	708,663	1,209,574	1,097,195

NONINTEREST EXPENSE:
Salaries and employee benefits	2,900,089	2,560,540	5,637,155	4,958,555
Net occupancy expense	187,670	145,381	363,827	292,964
Equipment expense	201,717	175,158	395,380	347,846
Other operating expense	1,638,693	1,296,528	2,942,112	2,559,806

Total noninterest expense	4,928,169	4,177,607	9,338,474	8,159,171

Income before income taxes	1,552,172	2,480,465	3,863,191	4,582,417
Provision for income taxes	408,566	916,276	1,153,265	1,711,276

Net income	$1,143,606	$1,564,189	$2,709,926	$2,871,141

Net income per share - basic	$0.14	$0.18	$0.32	$0.33

Net income per share - diluted	$0.13	$0.17	$0.31	$0.31

Weighted average common shares outstanding - basic	8,307,779	8,529,986	8,340,693	8,621,688

Weighted average common shares outstanding - diluted	8,799,494	9,085,301	8,843,442	9,185,362

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$2,709,926	$2,871,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization of investment securities	(265,218)	(155,733)
Depreciation and amortization	381,716	358,729
Provision for loan losses	440,000	755,000
Gain on sales of investment securities available-for-sale	0	(250,665)
Stock based compensation	69,933	33,360
Change in trading securities	1,009,786	0
Change in other assets	(2,521,417)	(560,187)
Change in deferred tax asset	(383,023)	(144,062)
Change in other liabilities	312,575	2,016,986

Net cash provided by operating activities	1,754,278	4,924,569

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(23,227,933)	(46,888,172)
Proceeds from the sales of investment securities available-for-sale	0	12,784,611
Proceeds from maturities of investment securities available-for-sale	30,454,546	13,254,050
Net change in loans	(23,132,077)	(21,028,633)
Purchase of cash surrender value life insurance	(10,000,000)	0
Capital expenditures	(2,586,194)	(160,562)

Net cash used in investing activities	(28,491,658)	(42,038,706)

Cash flows from financing activities:
Net change in deposits	34,701,210	31,886,014
Net change in short-term borrowings	(14,000)	24,440,000
Net change in long-term borrowings	0	(5,000,000)
Proceeds from the exercise of stock options	0	103,591
Purchase of treasury stock	(2,811,522)	(2,837,702)

Net cash provided by financing activities	31,875,688	48,591,903

Net change in cash and cash equivalents	5,138,308	11,477,766
Cash and cash equivalents at January 1	27,472,676	48,323,921

Cash and cash equivalents at June 30	$32,610,984	$59,801,687

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(Unaudited)

	Common Stock		Surplus	Retained earnings	Accumulated other comprehensive loss	Treasury Stock, at cost	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
							0
Common stock activity:							0
Exercise of stock options, including							0
income tax benefit of $48,071	13,380	134	103,457				103,591
Stock-based compensation			33,360				33,360
Purchase of Treasury Stock							0
(225,500 shares)						(2,837,702)	(2,837,702)
Comprehensive income:
Net income				2,871,141			2,871,141
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(4,046,746)		(4,046,746)

Total comprehensive loss							(1,175,605)

Balance at June 30, 2006	8,724,555	$87,245	$62,041,722	$6,215,198	$(6,110,614)	$(2,837,702)	$59,395,849

Balance at January 1, 2007	8,740,680	87,407	62,187,656	9,438,618	(1,983,014)	(4,560,245)	65,170,422

Common stock activity:
Stock-based compensation			69,933				69,933
Purchase of Treasury Stock (254,050 shares)						(2,811,522)	(2,811,522)
Comprehensive income:
Net income				2,709,926			2,709,926
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,694,843)		(2,694,843)

Total comprehensive income							15,083

Balance at June 30, 2007	8,740,680	$87,407	$62,257,589	$12,148,544	$(4,677,857)	$(7,371,767)	$62,443,916

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

At June 30, 2007, we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Winston-Salem, North Carolina, Orlando, Florida, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at June 30, 2007 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At June 30, 2007, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

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

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Expected life (in years)	5	N/A	5	N/A
Expected volatility	22.91%	N/A	11.46% - 27.40%	N/A
Risk-free interest rate	4.50%	N/A	4.46% - 4.89%	N/A
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the year	$3.53	N/A	$3.37	N/A

At June 30, 2007, there was $270,770 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.14 years.

The following table represents stock option activity for the three months and six months ended June 30, 2007:

	Three months ended June 30, 2007			Six months ended June 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,880,620	$7.26		1,846,518	$7.37
Granted	2,500	11.85		85,250	12.11
Exercised	0	0.00		0	0.00
Terminated	(5,916)	12.14		(54,564)	19.15

Options outstanding, end of quarter	1,877,204	$7.25	3.03 years	1,877,204	$7.25	3.03 years

Exercisable, end of quarter	1,779,134	$6.96	2.68 years	1,779,134	$6.96	2.68 years

Shares available for future stock option grants to employees and directors under existing plans were 202,874 at June 30, 2007. At June 30, 2007 the aggregate intrinsic value of shares outstanding was $5,687,928, and the aggregate intrinsic value of options exercisable was $5,906,725.

Recently Issued Accounting Standards

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. For the quarter and six months ended June 30, 2007, the adoption of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.

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

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at June 30, 2007 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$27,504,700	$(222,856)	$43,508,096	$(1,152,250)	$71,012,796	$(1,375,106)
Mortgage-backed securities	42,443,882	(1,264,734)	80,734,727	(4,515,914)	123,178,609	(5,780,648)
Other debt securities	0	0			0	0

Total debt securities	69,948,582	(1,487,590)	124,242,823	(5,668,164)	194,191,405	(7,155,754)
Equity securities	0	0	0	0	0	0

Total investment securities	$69,948,582	$(1,487,590)	$124,242,823	$(5,668,164)	$194,191,405	$(7,155,754)

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at June 30, 2007 and 2006, and December 31, 2006. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. There was no impairment in the intangible assets during the three and six months ended June 30, 2007 and 2006.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Net income per share - basic computation
Net income	$1,143,606	$1,564,189	$2,709,926	$2,871,141
Income applicable to common shareholders	$1,143,606	$1,564,189	$2,709,926	$2,871,141

Weighted average common shares outstanding - basic	8,740,680	8,714,976	8,740,680	8,714,749
Less: Weighted average treasury shares	(432,901)	(184,990)	(399,987)	(93,061)

Weighted average common shares outstanding - basic net of treasury shares	8,307,779	8,529,986	8,340,693	8,621,688

Net income per share - basic	$0.14	$0.18	$0.32	$0.33

Net income per share - diluted computation
Income applicable to common shareholders	$1,143,606	$1,564,189	$2,709,926	$2,871,141

Weighted average common shares outstanding - basic net of treasury shares	8,307,779	8,529,986	8,340,693	8,621,688
Incremental shares from assumed conversions:
Stock options	491,715	555,315	502,749	563,674

Weighted average common shares outstanding - diluted	8,799,494	9,085,301	8,843,442	9,185,362

Net income per share - diluted	$0.13	$0.17	$0.31	$0.31

Options to purchase 1,877,204 and 1,867,343 shares of common stock at a price range of $4 to $20 per share were outstanding at June 30, 2007 and 2006, respectively.

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

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three and six months ended June 30, 2007. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

We may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements. The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, such as the risk factors referenced in Part II, Item 1A, and other factors including, without limitation:

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

Overview

We were founded in 1999 and operate as a bank holding company that competes in two areas of the commercial banking industry, correspondent banking and Internet banking. Our correspondent banking division markets currently to community banks primarily in the southeastern United States, parts of the Midwest, and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States via the Internet.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 73.5% of total revenue for the first six months of 2007. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 91.1% of total revenue for the first six months of 2007 compared to 91.9% for the same period in 2006. Interest income on loans accounted for 79.7% of total interest income for the six months ended June 30, 2007 compared to 78.2% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first six months of 2007 credit quality has remained sound. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

While short-term interest rates, including the prime lending rate have remained the same since last year, longer term interest rates have decreased slightly. This flattening of the yield curve creates a challenge for financial institutions in managing interest rate risk. Our net interest margin has decreased from 3.20% for the six months ended June 30, 2006 to 2.96% for same period in 2007. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

Our strategy is to continue to focus on growing our correspondent bank business nationally by developing existing relationships with community banks in the Southeast, Midwest, and Texas and aggressively pursuing new relationships in these and other market areas. During the first quarter of 2007 we added a Milwaukee office and a Florida office and started a Wealth Management business. We will also focus on cross-selling our correspondent bank products and services to our community bank customers, which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

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

Second Quarter Financial Highlights

For the second quarter of 2007, we reported net income of $1.1 million, or $0.13 per diluted share. Net income was down 26.9% from the same period in 2006. The decrease in earnings was primarily related to higher noninterest expense and a higher provision for loans losses.

Our net interest income increased to $6.3 million in the three months ended June 30, 2007 from $6.2 million in the same period in 2006. This increase was primarily attributable to growth in average earning assets. Average earning assets increased 8.1% to $860.6 million or 96.4% of average total assets in the three months ended June 30, 2007, compared with $795.8 million or 98.7% in the same period in 2006. The net interest margin decreased to 2.95% for the three months ended June 30, 2007 from 3.14% for the same period in 2006. The decrease in the net interest margin was primarily due to the increased cost of interest-bearing liabilities and a lower level of noninterest bearing sources of funds.

The provision for loan losses increased $155,000 in the three months ended June 30, 2007 compared to the same period in 2006. The provision for loan losses was higher primarily because of improved loan growth in 2007. Net charge-offs were down in the second quarter of 2007. Net charge-offs were $23,231 or 0.02% of average loans for the second quarter of 2007 on an annualized basis versus $471,170 or 0.36% for the same period in 2006.

Noninterest income decreased 16.9% in the three months ended June 30, 2007 compared to the same period in 2006, mostly due to decreased net gains realized on sales of investment securities, which were $250,665 for the three months ended June 30, 2006, compared to $0 for the same period in 2007.

For the three months ended June 30, 2007, noninterest expense was up 18.0% from the same period in 2006, mostly due to start up costs for our Florida and Milwaukee offices and our Wealth Management business.

Total assets were $923.3 million at June 30, 2007, up 10.7% from $834.0 million at June 30, 2006, and up 3.6% from $891.0 million at December 31, 2006. Loans were $629.0 million at June 30, 2007, up 17.3% from $536.1 million at June 30, 2006, and up 3.8% from $606.0 million at December 31, 2006.

At June 30, 2007, nonperforming assets as a percent of total assets increased to 0.53% from 0.19% at June 30, 2006. At December 31, 2006, nonperforming assets as a percent of total assets was 0.59%.

Deposits grew to $693.1 million at June 30, 2007, mostly fueled by growth in certificates of deposit. Long-term debt was $110.0 million at June 30, 2007 and December 31, 2006, compared to $100.0 million at June 30, 2006.

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

Earnings Review

For the six months ended June 30, 2007, we reported net income of $2.7 million, or $0.31 per diluted share compared with $2.9 million, or $0.31 per diluted share for the same period in 2006. The primary factor affecting the decrease in net income in the first six months of 2007 was a $1.2 million or 14.5% increase in noninterest expense. This change was partially offset by a $315,000 decrease in the provision for loan losses, a $558,011 decrease in the provision for income taxes, an $112,379 increase in noninterest income, and a $32,698 increase in net interest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three and six months ended June 30, 2007 and 2006.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended June 30,
	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$600,404,019	$12,958,613	8.66%	$532,035,576	$11,016,654	8.31%
Investment securities, taxable (2)	241,272,975	3,015,548	5.01	228,670,316	2,694,469	4.71
Interest-bearing balances due from banks	8,177,955	132,678	6.51	2,435,088	53,457	8.81
Trading securities	1,110,207	32,927	11.90	697,522	13,177	7.58
Federal funds sold and securities purchased under agreements to resell	9,609,706	126,163	5.27	32,002,269	392,095	4.91

Total interest-earning assets	860,574,862	16,265,929	7.58%	795,840,771	14,169,852	7.14%

Noninterest-earning assets:
Cash and due from banks	7,216,686			3,877,515
Premises and equipment	3,344,524			1,156,918
Other, less allowance for loan losses	21,733,792			5,208,378

Total noninterest-earning assets	32,295,002			10,242,811

TOTAL ASSETS	$892,869,864			$806,083,582

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,648,428	11,028	1.21%	$4,337,981	13,045	1.21%
Savings	320,070	952	1.19	430,475	1,283	1.20
Money market	234,125,073	2,686,820	4.60	233,878,765	2,448,636	4.20
Time deposits	418,271,659	5,508,570	5.28	373,808,461	4,202,737	4.51

Total interest-bearing deposits	656,365,230	8,207,370	5.02	612,455,682	6,665,701	4.37
Federal funds purchased and securities sold under agreements to repurchase	28,429,229	365,067	5.15	1,862,791	22,646	4.88
Long-term debt	110,000,000	1,103,783	4.02	105,494,506	1,001,121	3.80
Subordinated debentures	12,372,000	258,065	8.37	12,372,000	245,975	7.97

Total interest-bearing liabilities	807,166,459	9,934,285	4.94%	732,184,979	7,935,443	4.35%

Noninterest-bearing liabilities:
Demand deposits	8,311,537			4,929,362
Other liabilities	10,996,625			7,819,484

Total noninterest-bearing liabilities	19,308,162			12,748,846

Stockholders' equity	66,395,243			61,149,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$892,869,864			$806,083,582

Net interest income		$6,331,643			$6,234,409

Interest income/earning assets			7.58%			7.14%
Interest expense/earning assets			4.63			4.00

Net interest income/earning assets			2.95%			3.14%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Comparative Average Balance Sheets - Yields and Costs

	Six months ended June 30
	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$591,295,430	$25,205,656	8.60%	$528,300,575	$21,300,634	8.13%
Investment securities, taxable (2)	241,208,567	5,983,877	5.00	220,806,363	5,170,009	4.72
Interest-bearing balances due from banks	6,281,830	215,184	6.91	2,484,319	94,878	7.70
Trading securities	558,170	32,927	11.90	450,605	15,266	6.83
Federal funds sold and securities purchased under agreements to resell	7,480,168	200,078	5.39	27,277,105	644,742	4.77

Total interest-earning assets	846,824,165	31,637,722	7.53%	779,318,967	27,225,529	7.04%

Noninterest-earning assets:
Cash and due from banks	6,111,966			3,868,023
Premises and equipment	2,645,708			1,170,662
Other, less allowance for loan losses	17,222,216			5,950,745

Total noninterest-earning assets	25,979,890			10,989,430

TOTAL ASSETS	$872,804,055			$790,308,397

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,557,555	21,380	1.21%	$4,315,698	25,911	1.21%
Savings	316,790	1,904	1.21	398,348	2,391	1.21
Money market	226,573,263	5,137,022	4.57	229,485,625	4,567,100	4.01
Time deposits	414,051,461	10,797,264	5.26	361,812,153	7,752,231	4.32

Total interest-bearing deposits	644,499,069	15,957,570	4.99	596,011,824	12,347,633	4.18
Federal funds purchased and securities sold under agreements to repurchase	21,146,602	542,823	5.18	1,836,713	42,827	4.70
Long-term debt	110,000,000	2,194,299	4.02	105,469,613	1,960,612	3.75
Subordinated debentures	12,372,000	510,939	8.33	12,372,000	475,064	7.74

Total interest-bearing liabilities	788,017,671	19,205,631	4.91%	715,690,150	14,826,136	4.18%

Noninterest-bearing liabilities:
Demand deposits	7,789,629			4,363,498
Other liabilities	10,780,942			7,675,889

Total noninterest-bearing liabilities	18,570,571			12,039,387

Stockholders' equity	66,215,813			62,578,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$872,804,055			$790,308,397

Net interest income		$12,432,091			$12,399,393

Interest income/earning assets			7.53%			7.04%
Interest expense/earning assets			4.57			3.84

Net interest income/earning assets			2.96%			3.20%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

Net interest income on a tax equivalent basis increased $32,698 or 0.3% during the first six months of 2007 compared to the same period in 2006. This slight increase was primarily attributable to growth in average interest earning assets. The net interest margin decreased 24 basis points from 3.20% for the first six months of 2006 to 2.96% for the first six months of 2007, primarily because our cost of funds increased more than our yield on interest earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 6.9% of earning assets in the first six months of 2007 and 7.6% for the same period in 2006.

Interest income on a tax equivalent basis increased $4.4 million or 16.2% in the six months of 2007 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 7.53% in the first six months of 2007 from 7.04% in the first six months of 2006. Average earning assets increased 8.7% to $846.8 million or 97.0% of average total assets in 2007, compared with $779.3 million or 98.6% in 2006. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $63.0 million or 11.9% and average investment securities increased $20.4 million or 9.2%. The yield on earning assets increased 49 basis points in 2007 primarily because the yields on loans were higher due to the increased interest rates.

The Federal Reserve did not change the federal funds target rate from June 30, 2006 to June 30, 2007. The federal funds target rate was 5.25% at June 30, 2007 and June 30, 2006. The prime lending rate remained unchanged at 8.25% from June 30, 2006 to June 30, 2007.

During 2007, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 69.8% of average earning assets in the first six months of 2007 versus 67.8% in the same period in 2006. The yield on loans increased 47 basis points from 8.13% in the first six months of 2006 to 8.60% in the same period in 2007 largely due to growth in average loans and the higher interest rate environment during the first six months of 2007. The majority of our loans are variable rate loans. The interest rates on these loans increased as the prime-lending rate increased. The yield on investment securities increased from 4.72% in the first six months of 2006 to 5.00% in the first six months of 2007. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 62 basis points from 4.77% in the first six months of 2006 to 5.39% in the first six months of 2007. The yield on interest-bearing deposits with banks decreased 79 basis points from 7.70% in the first six months of 2006 to 6.91% for the same period in 2007.

The cost of funding sources increased $4.4 million or 29.5% in the first six months of 2007 compared to the same period in 2006, primarily due to the increased volume of interest-bearing liabilities and higher rates. Average interest-bearing liabilities increased $72.3 million or 10.1% in the first six months of 2007 compared to the same period in 2006. Interest-bearing deposits were up $48.5 million or 8.1%, primarily driven by growth in time deposits. Average long-term debt increased $4.5 million or 4.3% in the first six months of 2007 compared to the first six months of 2006. Average long-term debt was 14.0% of interest-bearing liabilities during the first six months of 2007 versus 14.7% during the same period in 2006. The average rate paid on interest-bearing liabilities increased 73 basis points from 4.18% in the first six months of 2006 to 4.91% in the same period in 2007, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 81 basis points to 4.99% for the first six months of 2007 versus 4.18% for the same period in 2006. The primary reasons for this increase were the increased interest rate environment and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 59 basis points from 7.74% in the first six months of 2006 to 8.33% in the same period in 2007, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 93.1% of earning assets during the first six months of 2007 and 91.8% for the same period in 2006.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $440,000 and $755,000 in the first six months of 2007 and 2006, respectively. The lower provision for loan losses was primarily due to lower charge-offs in the first six months of 2007.

Net loan charge-offs were $77,148, or 0.03% of average loans on an annualized basis in the first six months of 2007 compared to $505,792, or 0.19% of average loans in the first six months of 2006. The allowance for loan losses totaled 1.24% of loans as of June 30, 2007 compared to 1.25% at June 30, 2006 and 1.22% at December 31, 2006. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income increased $112,379 or 10.2% in the first six months of 2007 compared to the same period in 2006.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $173,600 or 37.4% in the first six months of 2007 compared to the same period last year. The increase in 2007 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $48,004 or 32.3% in the first six months of 2007 compared to the same period in 2006 primarily due to higher loan participation fee income.

Service charges on deposit accounts were up $18,627 or 35.5% in the first six months of 2007 compared to the same period in 2006 due to an increase in the number of correspondent banking accounts.

Gains on sales of investment securities were $0 in the first six months of 2007 compared to $250,665 during the same period in 2006. During the second quarter of 2006, we had the opportunity to sell our equity position in an illiquid common stock and recorded a gain of $722,505. We also sold $11.0 million in fixed income debt securities with an average yield of 3.84% at a loss of $471,840. As part of this transaction, we purchased $12.0 million in fixed income debt securities with an average yield of 5.86%.

Other operating income was up $122,813 or 67.9% in the first six months of 2007 compared to the same period in 2006 due primarily to increases in income from cash management services to correspondent banks and higher earnings on cash surrender value life insurance.

Noninterest Expense

Noninterest expense increased $1,179,303 million or 14.5% in the first six months of 2007 compared to the same period in 2006. Noninterest expense was higher primarily due to the start-up costs of our Florida and Milwaukee offices and our Wealth Management business.

Salaries and employee benefits, the largest component of noninterest expense, totaled $5.6 million and $5.0 million in the first six months of 2007 and 2006, respectively. The increase during the first six months of 2007 was primarily due to the investment in new personnel in our new offices. We employed 108.5 and 91.5 full time equivalent employees at June 30, 2007 and June 30, 2006, respectively.

Net occupancy expense increased $70,863 during the first six months of 2007 compared to the first six months of 2006, largely due to developing a correspondent lending office in Columbia, South Carolina during the fourth quarter of 2006 and opening offices in Milwaukee, Wisconsin and Orlando, Florida in the first quarter of 2007. Net equipment expense increased $47,534.

Other operating expense increased $382,306 in the first six months of 2007 compared to the same period in 2006. The increase in other operating expense was primarily due to write-down of other real estate, higher legal, data communications, and accounting fees. Legal fees increased in the first six months of 2007 compared to the same period in 2006 primarily due to our expansion in the Midwest and management of our other real estate. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Advertising	$51,832	$98,100	$87,657	$240,979
Travel and lodging	159,368	146,408	262,683	260,627
Legal fees	55,987	24,015	165,896	75,091
Director fees	89,000	87,500	181,000	178,500
Software maintenance contracts	69,245	91,410	137,578	175,477
Telephone and data communications	153,822	88,751	250,161	167,399
Postage, freight, & courier service	62,204	50,963	127,018	111,105
Write-down of other real estate	215,203	1,450	231,348	1,450
Accounting fees	62,089	65,690	161,338	125,504
Home equity closing costs	32,908	31,858	62,227	81,193
Investment seminars	45,696	45,000	91,365	89,278
Franchise taxes	54,500	71,739	115,300	112,989
Other	586,839	493,644	1,068,541	940,214

Total	$1,638,693	$1,296,528	$2,942,112	$2,559,806

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

Total income tax expense included in the Consolidated Statements of Income was $1.2 million in the first six months of 2007, compared to $1.7 million in the same period in 2006. Our effective income tax rates were 29.9% in the first six months of 2007 and 37.3% in the same period of 2006. Our effective income tax rate was lower in 2007 due to tax planning strategies implemented during the fourth quarter of 2006, which included investments in tax preferred assets.

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

Balance Sheet Review

Investment Securities

The investment securities serves as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are recorded at fair value. We primarily invest in securities of U.S. Government sponsored agencies and corporations and mortgage related securities with average lives approximating five years.

Investment securities were $228.5 million at June 30, 2007, compared with $223.9 million at June 30, 2006. At June 30, 2007, investment securities represented 24.8% of total assets compared with 26.8% at June 30, 2006. We had an unrealized loss on investment securities available-for-sale, net of tax, of $4.7 million at June 30, 2007, compared with an unrealized loss of $6.1 million at the same time last year.

Investment Securities Portfolio Composition

	June 30		December 31, 2006
	2007	2006
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$87,156,520	$85,564,385	$95,860,607
Mortgage-backed securities	130,021,901	127,833,244	133,666,652
Other debt securities	4,032,500	4,012,400	3,040,000

Total debt securities	221,210,921	217,410,029	232,567,259
Equity securities	7,323,817	6,440,500	6,965,500

Total	$228,534,738	$223,850,529	$239,532,759

Total securities as a percentage of total assets	24.75%	26.84%	26.88%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	38.15%	38.22%	40.02%
Mortgage-backed securities	56.89	57.11	55.80
Other debt securities	1.76	1.79	1.27

Total debt securities	96.80	97.12	97.09
Equity securities	3.20	2.88	2.91

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $241.2 million during the first six months of 2007, an increase of 9.2% from the $220.8 million in 2006. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first six months of 2007 to 5.00% from 4.72% in 2006.

The duration of the debt securities portfolio was approximately 4.8 years at June 30, 2007 compared to 4.4 years at June 30, 2006. If interest rates rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $629.0 million and represented 68.1% of total assets and 90.8% of total deposits at June 30, 2007, compared with $536.1 million and 64.3% of total assets and 85.3% of total deposits at June 30, 2006. During the first six months of 2007, average loans grew 11.9% to $591.3 million from $528.3 million during the same period in 2006. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on real estate construction loans of 350.0% of total capital and at June 30, 2007, these loans totaled $330.7 million or 390.8% of total capital. While we were slightly over our concentration limit on real estate construction loans at June 30, 2007, we will take the necessary steps to ensure compliance with these limits going forward. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at June 30, 2007, these loans totaled $89.3 million or 105.6% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first six months of 2007, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at June 30, 2007 and 2006. Commercial, financial, and agricultural loans increased 2.8% from June 30, 2006 and represent 21.2% of gross loans at June 30, 2007. Real estate-construction loans, which were 52.6% of gross loans at June 30, 2007, increased 54.1% compared to the previous year. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Real estate-mortgage or commercial real estate loans decreased 15.4% from June 30, 2006 and represent 18.9% of gross loans at June 30, 2007. Commercial real estate loans decreased primarily due to loan payoffs and slower loan demand. Installment loans to individuals, which include residential real estate loans, represent 2.0% of gross loans at June 30, 2007 and decreased 18.8% from June 30, 2006. Some correspondent banks sell us pools of mortgages for short periods of time to help their liquidity position. Installment loans to individuals decreased from June 30, 2006 to June 30, 2007 mainly because we had a higher level of these mortgage pools purchased from correspondent banks at June 30, 2006. Home equity lines of credit decreased 5.8% from June 30, 2006 and represent 5.3% of gross loans at June 30, 2007. Lease financing receivables, which represent 0.03% of gross loans at June 30, 2007, decreased 52.7% compared to the previous year. Other loans decreased 69.9% from June 30, 2006 and represent 0.01% of gross loans at June 30, 2007.

Loan Portfolio Composition

	June 30		December 31, 2006
	2007	2006
Commercial, financial, and agricultural	$133,152,136	$129,548,659	$127,268,666
Real estate - construction	330,650,131	214,528,008	290,876,262
Real estate - mortgage	118,875,192	140,423,817	139,634,491
Installment loans to individuals	12,557,262	15,456,837	14,539,865
Home equity lines of credit	33,530,725	35,585,012	33,200,177
Lease financing receivables	207,105	437,363	294,298
Other	35,599	118,147	139,609

Gross loans	629,008,150	536,097,843	605,953,368
Unearned income	0	(1,814)	(147)

Total loans, net of unearned income	$629,008,150	$536,096,029	$605,953,221

Total loans as a percentage of total assets	68.13%	64.28%	68.01%

Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	21.17%	24.17%	21.00%
Real estate - construction	52.56	40.02	48.00
Real estate - mortgage	18.90	26.19	23.05
Installment loans to individuals	2.00	2.88	2.40
Home equity lines of credit	5.33	6.64	5.48
Lease financing receivables	0.03	0.08	0.05
Other	0.01	0.02	0.02

Gross loans	100.00%	100.00%	100.00%

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

Nonperforming Assets

	June 30		December 31, 2006
	2007	2006
Nonaccrual loans	$0	$49,000	$513,920
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned)	4,910,004	1,500,000	4,742,400

Total nonperforming assets	$4,910,004	$1,549,000	$5,256,320

Total nonperforming assets as a percentage of total assets	0.53%	0.19%	0.59%
Allowance for loan losses to nonperforming loans	NM	13,705.96%	1,442.21%

NM – Not meaningful

At June 30, 2007, nonperforming assets increased $3.4 million to $4.9 million, compared with $1.5 million reported at June 30, 2006. At June 30, 2007, we had no nonaccrual loans, down from $49,000 from the same time last year. There were no loans past due 90 days or more at June 30, 2007. The increase in nonperforming assets was primarily due to a convenience store loan being placed in other real estate owned. The nonperforming assets to total assets ratio was 0.53% on June 30, 2007, compared to 0.19% on June 30, 2006.

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

An analysis of activity in the allowance for loan losses at and for the three and six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006 is presented in the following table:

	At and for the three months ended June 30		At and for the six months ended June 30		At and for the year ended December 31, 2006
	2007	2006	2007	2006
Balance at beginning of period	$7,357,886	$6,902,092	$7,411,803	$6,466,714	$6,466,714
Provision for loan losses	440,000	285,000	440,000	755,000	1,600,000
Recoveries on loans previously charged off	1,679	2,258	3,986	4,260	9,385
Loans charged off	(24,910)	(473,428)	(81,134)	(510,052)	(664,296)

Balance at end of period	$7,774,655	$6,715,922	$7,774,655	$6,715,922	$7,411,803

Average Loans	$600,404,019	$532,035,576	$591,295,430	$528,300,575	$543,788,897
Loans, end of period	629,008,150	536,096,029	629,008,150	536,096,029	605,953,221
Net charge-offs as a percentage of average loans (annualized)	0.02%	0.36%	0.03%	0.19%	0.12%
Allowance for loan losses as a percentage of loans	1.24%	1.25%	1.24%	1.25%	1.22%
Allowance for loan losses to nonperforming loans	NM	13,705.96%	NM	13,705.96%	1,442.21%

NM = Not Meaningful

At June 30, 2007 and 2006, we had $0 and $49,000, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $4,920 at June 30, 2006. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at June 30, 2007. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.03% during the first six months of 2007 and 0.19% for the same period in 2006. The provision for loans losses for the first six months of 2007 was $440,000, compared with $755,000 in the same period in 2006.

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

Funding Sources

Total deposits were $693.1 million and represented 75.1% of total assets at June 30, 2007, compared with $628.6 million and 75.4% of total assets at June 30, 2006. During the first six months of 2007, average deposits grew 8.7% to $652.3 million from $600.4 million for the same period in 2006, primarily due to our competitive rates offered to commercial and consumer customers. In the first six months of 2007, the mix of interest-bearing deposits changed as certificates of deposit increased 14.9%, and money market deposits increased 3.7%. Certificates of deposit represented 61.9% of deposits at June 30, 2007 and 59.4% at June 30, 2006. Money market accounts represented 36.2% of deposits at June 30, 2007 and 38.5% at June 30, 2006.

	June 30		December 31,
	2007	2006	2006
Noninterest - bearing demand deposits	$8,606,854	$8,250,942	$6,677,509
Interest - bearing checking	3,996,146	4,370,897	4,079,170
Money market accounts	251,181,423	242,124,168	236,289,435
Savings accounts	279,628	441,859	312,176
Brokered deposits	28,434,000	43,853,000	33,325,000
Time deposits under $100,000	252,556,374	209,484,489	237,563,640
Time deposits of $100,000 or more	148,039,247	120,030,303	140,145,532

Total Deposits	$693,093,672	$628,555,658	$658,392,462

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.24%	1.31%	1.01%
Interest - bearing checking	0.58	0.70	0.62
Money market accounts	36.24	38.52	35.89
Savings accounts	0.04	0.07	0.05
Brokered deposits	4.10	6.98	5.06
Time deposits under $100,000	36.44	33.33	36.08
Time deposits of $100,000 or more	21.36	19.09	21.29

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at June 30, 2007 and December 31, 2006.

Maturity Distribution of Time Deposits of $100,000 or More

	June 30, 2007	December 31, 2006
Three months or less	$49,848,089	$48,581,021
Over three through six months	47,026,289	34,033,044
Over six through twelve months	45,211,563	51,645,140
Over twelve months	5,953,306	5,886,327

Total outstanding	$148,039,247	$140,145,532

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $19.3 million to $21.1 million during the first six months of 2007 from $1.8 million for the same period in 2006. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At June 30, 2007, the pool of federal funds totaled $196.5 million of which we used $35.0 million as a funding source compared with $178.5 million and $25.0 million, respectively at June 30, 2006.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $110.0 million at June 30, 2007 and June 30, 2006. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2016.

Type of Borrowings

	June 30		December 31
	2007	2006	2006
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$34,986,000	$25,000,000	$35,000,000

Long-Term Borrowings
FHLB Advances	110,000,000	100,000,000	110,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	122,372,000	112,372,000	122,372,000

Total Borrowings	$157,358,000	$137,372,000	$157,372,000

We have a line of credit with RBC Centura of $7,000,000 of which none was outstanding at June 30, 2007 and none was outstanding at June 30, 2006. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At June 30, 2007, stockholders’ equity was $62.4 million versus $59.4 million at June 30, 2006. The increase in stockholders’ equity was primarily the result of higher earnings and decreased accumulated other comprehensive losses. In the first six months of 2007 we repurchased 254,050 shares of common stock for $2.8 million under our stock repurchase plan. We have not paid any cash dividends.

Book value per share at June 30, 2007 and 2006 was $7.69 and $6.99, respectively. Tangible book value per share at June 30, 2007 and 2006 was $7.58 and $6.88, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At June 30, 2007 and December 31, 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 8.72% and 9.44% at June 30, 2007 and 2006, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.94% and 11.12% at June 30, 2007 and 2006, respectively, and a total risk-based capital ratio of 10.93% and 12.10% at June 30, 2007 and 2006, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At June 30, 2007, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	June 30, 2007	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.93%	N/A
Tier 1 risk-based capital	9.94	N/A
Leverage ratio	8.72	N/A

Nexity Bank
Total risk-based capital	10.65%	10.00%
Tier 1 risk-based capital	9.66	6.00
Leverage ratio	8.47	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2007 compared to the year ended December 31, 2006.

	Six months ended June 30, 2007	Year ended December 31, 2006
Return on average assets	0.63%	0.75%
Return on average equity	8.25%	9.78%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.59%	7.70%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2007 was computed by annualizing the numerator to a twelve-month period.

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

The Corporation measures the effects of changes in interest rates through the use of a simulation model. The simulation model is used to analyze the sensitivity of net interest income to a ratable change in interest rates measured over a 12-month time horizon. The model also measures the sensitivity of the economic value of equity (“EVE”) to an instantaneous change in interest rates. EVE is a measurement of the inherent, long-term economic value of the Corporation at a given point in time.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at June 30, 2007 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	4.42%
1.00	2.25
Flat	—
(1.00)	(3.30)
(2.00)	(5.61)

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

Economic Value of Equity Risk Analysis at June 30, 2007

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(15.04)%
Flat	—
(2.00)	9.70

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2007 and 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of June 30, 2007, totaled $110.0 million. At June 30, 2007, we had $155.8 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At June 30, 2007 and December 31, 2006, we had unused short-term lines of credit totaling $20.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2007, we had outstanding standby letters of credit of $5.5 million and unfunded loan commitments outstanding of $215.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At June 30, 2007, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of June 30, 2007, which by their terms have contractual maturity dates subsequent to June 30, 2007 (dollars in thousands):

	Less than One year	1 - 3 Years	4 - 5 Years	After 5 Years		Total
Unfunded commitments:
Letters of credit	$4,987	$250	$250	$		$5,487
Lines of credit	89,882	70,962	8,971		45,673	215,488

Total	$94,869	$71,212	$9,221		$45,673	$220,975

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

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases of the three months ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
May 1, 2007 to May 31, 2007	25,000	$11.45	25,000	225,000
June 1, 2007 to June 30, 2007	195,000	10.93	220,000	30,000

(1)	In April of 2007, the Corporation announced a stock repurchase plan authorizing the Corporation to repurchase up to 250,000 shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

Annual Meeting of Shareholders

On April 19, 2007, we held our 2007 Annual Meeting of Shareholders. The results of the 2007 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Directors

The following directors were elected to serve until the 2010 Annual Meeting of shareholders:

	Voting Shares in favor		Withheld Authority
	#	%
David E. Long	6,571,502	92.7%	520,007
Denise N. Slupe	6,559,002	92.5%	532,507
Mark A. Stevens	6,578,491	92.8%	513,018

Randy K. Dolyniuk, John J. Moran, and William L. Thornton, III will continue to serve as directors until the 2008 Annual Meeting of Shareholders, and R. Bradford Burnette, Greg L. Lee, and Tommy E. Looper will continue to serve as directors until the 2009 Annual Meeting of Shareholders.

Proposal #2 – Ratification of Auditors

The shareholders approved the appointment of Mauldin & Jenkins Certified Public Accountants, LLC as independent public accountants for the Corporation for the year ending December 31, 2007 with 7,049,684 shares or 99.4% in favor, and 41,700 shares against.

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

Nexity Financial Corporation

Date: August 8, 2007	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and Chief Executive Officer

	By:	/s/ John J. Moran
John J. Moran
Executive Vice President and Chief Financial Officer