Form 10-K/A
period 2006-12-31
NEXITY FINANCIAL CORP
filed 2007-09-17
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 17, 2007
Common Stock, $0.01 par value per share	8,098,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007	Part III

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K of Nexity Financial Corporation (“the Corporation”) amends and restates the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 (the “Original Form 10-K”). The Original Form 10-K was amended by Amendment No. 1 dated March 16, 2007 which was filed solely to include the Report of Independent Registered Public Accounting Firm from Ernst & Young LLP, which was inadvertently omitted from the Original Form 10-K.

This Amendment No. 2 addresses matters that were raised by the Securities and Exchange Commission in its comment letters dated July 18 and September 6, 2007 by amending the following:

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — This item is amended to provide additional disclosures regarding the unallocated portion of the Corporation’s allowance for loan losses as it relates to recent trends in interest rates, the Corporation’s concentration in business and development loans, recent trends in the insurance industry, and recent trends in the real estate market.

Item 15 — Exhibits and Financial Statement Schedules — This item is amended solely to reclassify cash flows from purchases and sales of trading securities to operating activities from investing activities in the Corporation’s Statement of Cash Flows for the year ended December 31, 2006, consistent with the accounting principles set forth in Statement of Financial Accounting Standards (“SFAS”) No. 102, and to disclose the information required by paragraph 26 of SFAS 154.

Except as described above, no other changes have been made to the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K nor modify or update those disclosures, including any exhibits to the Original Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K on March 14, 2007.

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

The unallocated amount represents estimated inherent credit losses in our portfolio as of the balance sheet date. The unallocated amount is subjective and based on primarily qualitative factors and to a lesser extent quantitative factors. In addition, it represents the inherent impressions related to the allowance estimation process. Qualitative factors include recent economic stresses that have occurred and impact our portfolio (increased borrowing cost, commodity prices and slowing of real estate market).

The doubling of interest rates over last three years (4.25%) will stress most of the loan portfolio because 84% of the portfolio is variable rate. The higher interest rate levels have negatively affected debt service coverage ratios for our variable rate loan portfolio. Our estimated reserve for this factor was $1,017,000 (0.20% of the variable portfolio) or 40.8% of the unallocated reserve at December 31, 2006.

The increases in commodity prices may stress the builders in our construction portfolio (48% of total loans), from November 2005 to November 2006 Gypsum (Sheetrock) has increased 11.0%, Asphalt felts and coatings (roofing) has increased 3.4% and cement has increased 10.9%. Our estimated reserve for the increasing commodity prices was $723,000 (0.30% of the construction and development portfolio not including land loans) or 29.0% of the unallocated reserve at December 31, 2006.

Our portfolio is over 75% real estate and new home sales in November 2006 were down 15.3% from November 2005 and permits for new construction are down 31.3% from November 2005. Our estimated reserve for the slow down in the real estate market was $600,000 (0.125% of loans secured by real estate) or 24.1% of the unallocated reserve at December 31, 2006.

Increases in insurance pressures that initially showed up in the panhandle of Florida are now moving around the coast and could potentially affect the 20% of our portfolio located in coastal areas. Some property owners in Alabama’s coastal areas have seen insurance premiums rise by as much as 300%. In many cases, insurance companies have announced they will cancel or not renew property insurance policies in high-risk areas.

Due to the nature of our business the portfolio is heavily weighted toward Construction and Development loans (48% compared to peer group of 24%) these loans are riskier and usually have large balances (73.21% of total portfolio is in loans with balances greater than $1,000,000), one loan could take all or most of the unallocated. Our estimated reserve for this factor and the increasing insurance prices was $150,000 (0.125% of loans secured by real estate) or 6.0% of the unallocated reserve at December 31, 2006.

All of these factors support our conclusion for the current level of unallocated.

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

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
	(Restated)
Cash flows from operating activities:
Net income	$6,094,561	$4,541,311	$5,375,006
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(370,698)	(236,378)	(3,364)
Depreciation and amortization	719,941	582,603	584,970
Provision for loan losses	1,600,000	1,870,000	1,115,000
Gain on sales of investment securities available-for-sale	(240,952)	(468,351)	(207,690)
Gain on sales of other real estate	0	(48,000)	0
Gain on sales of premises and equipment	0	(3,581)	0
Stock based compensation	62,476	0	0
Purchase of trading securities	(1,998,500)	0	0
Change in deferred tax asset	(463,438)	(2,008,390)	25,664
Change in other assets	(4,329,875)	(3,352,894)	(939,616)
Change in other liabilities	3,442,673	4,177,532	1,089,610

Net cash provided by operating activities	4,516,188	5,053,852	7,039,580

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(71,171,994)	(62,837,816)	(72,576,526)
Proceeds from sales of investment securities available-for-sale	15,768,261	4,560,304	6,867,543
Proceeds from maturities of investment securities available-for-sale	25,727,071	46,802,513	40,637,756
Net increase in loans	(91,034,944)	(128,384,954)	(63,749,849)
Purchase of cash surrender value life insurance	(1,200,000)	0	(5,000,000)
Capital expenditures	(278,971)	(814,212)	(282,706)

Net cash used for investing activities	(122,190,577)	(140,674,165)	(94,103,782)

Cash flows from financing activities:
Net change in deposits	61,722,818	139,978,302	68,436,125
Net change in short-term borrowings	34,440,000	(6,704,000)	2,264,000
Net change in long-term borrowings	5,000,000	10,000,000	8,250,000
Proceeds from issuance of common stock	124,020	25,579,541	1,000
Tax benefit from exercise of stock options	96,551	0	0
Purchase of treasury stock	(4,560,245)	0	0
Net change in subordinated debentures	0	0	3,072,000

Net cash provided by financing activities	96,823,144	168,853,843	82,023,125

Net change in cash and cash equivalents	(20,851,245)	33,233,530	(5,041,077)
Cash and cash equivalents at January 1	48,323,921	15,090,391	20,131,468

Cash and cash equivalents at December 31	$27,472,676	$48,323,921	$15,090,391

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,327,662	$17,866,975	$10,567,122
Income taxes	3,573,244	2,165,081	366,405

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

Correction of Error

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Consolidated Statement of Cash Flows for the year ended December 31, 2006 previously issued has been restated to include the line item “Purchase of trading securities” as operating activities rather than investing activities. The effect of the restatement was to decrease cash flows from operating activities by $1,998,500. The restatement had no effect on total changes in cash and cash equivalents. No restatements were required for the years ended December 31, 2005 or 2004. There were no restatements to the Consolidated Statements of Income, net income per share, any component of stockholders’ equity or total assets for any year presented.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

NEXITY FINANCIAL CORPORATION
(Registrant)

Name	Position	Date
/s/ GREG L. LEE Greg L. Lee	Chairman and Chief Executive Officer (Principal Executive Officer)	September 17, 2007

/s/ DAVID E. LONG David E. Long	President and Director	September 17, 2007

/s/ JOHN J. MORAN John J. Moran	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 17, 2007

/s/ R. BRADFORD BURNETTE R. Bradford Burnette	Director	September 17, 2007

/s/ RANDY K. DOLYNIUK Randy K. Dolyniuk	Director	September 17, 2007

/s/ TOMMY E. LOOPER Tommy E. Looper	Director	September 17, 2007

/s/ DENISE N. SLUPE Denise N. Slupe	Director	September 17, 2007

/s/ MARK A. STEVENS Mark A. Stevens	Director	September 17, 2007

/s/ WILLIAM L. THORNTON, III William L. Thornton, III	Director	September 17, 2007

Exhibit Index

Exhibit No.	Description
14	Code of Ethics

21.1	Subsidiaries of the Registrant

(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

21.2	Subsidiary of Nexity Bank

(1) Nexity Financial Services, Inc., an Alabama corporation

(2) Nexity Financial Services of Florida, Inc.

(3) Nexity Financial Services of New York, Inc.

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Ernst & Young

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan