Form 10-Q/A
period 2007-03-31
NEXITY FINANCIAL CORP
filed 2007-09-17
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of outstanding shares of the issuer’s $0.01 par value common stock as of September 17, 2007 was 8,098,680.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Nexity Financial Corporation (“the Corporation”) amends and restates the Corporation’s Form 10-Q for the three months ended March 31, 2007 filed on May 9, 2007 (the “Original Form 10-Q”)

This Amendment No. 1 addresses matters that were raised by the Securities and Exchange Commission in its comment letters dated July 18 and September 6, 2007 by amending the following:

Item 15 – Exhibits and Financial Statement Schedules – This item is amended solely to reclassify cash flows from purchases and sales of trading securities to operating activities from investing activities in the Corporation’s Statement of Cash Flows for the period ended March 31, 2007, consistent with the accounting principles set forth in Statement of Financial Accounting Standards (“SFAS”) No. 102, and to disclose the information required by paragraph 26 of SFAS 154.

Except as described above, no other changes have been made to the original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q nor modify or update those disclosures, including any exhibits to the Original Form 10-Q affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-Q on May 9, 2007.

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

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2007	2006
	(Restated)
Cash flows from operating activities:
Net income	$1,566,320	$1,306,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization of investment securities	(114,903)	(77,349)
Depreciation and amortization	186,293	182,115
Provision for loan losses	0	470,000
Stock based compensation	34,022	16,680
Proceeds from sales of trading securities	1,998,500	0
Change in other assets	(2,239,030)	(290,818)
Change in deferred tax asset	(72,615)	(972,473)
Change in other liabilities	91,004	1,671,399

Net cash provided by (used in) operating activities	1,449,591	2,306,506

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(10,366,897)	(15,741,400)
Proceeds from maturities of investment securities available-for-sale	8,012,881	5,363,172
Net change in loans	20,934,522	(12,322,286)
Capital expenditures	(2,483,803)	(69,303)

Net cash provided by (used in) investing activities	16,096,703	(22,769,817)

Cash flows from financing activities:
Net change in deposits	(26,849,761)	12,118,731
Net change in short-term borrowings	15,000,000	1,343,000
Net change in long-term borrowings	0	5,000,000
Proceeds from the exercise of stock options	0	99,206
Purchase of treasury stock	(393,282)	(95,625)

Net cash provided by (used in) financing activities	(12,243,043)	18,465,312

Net change in cash and cash equivalents	5,303,251	(1,997,999)
Cash and cash equivalents at January 1	27,472,676	48,323,921

Cash and cash equivalents at March 31	$32,775,927	$46,325,922

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock		Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
Common stock activity:
Exercise of stock options, including income tax benefit of $46,206	12,750	128	99,078				99,206
Stock-based compensation			16,680				16,680
Purchase of Treasury Stock (7,500 shares)						(95,625)	(95,625)
Comprehensive income:
Net income				1,306,952			1,306,952
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(1,330,215)		(1,330,215)

Total comprehensive loss							(23,263)

Balance at March 31, 2006	8,723,925	$87,239	$62,020,663	$4,651,009	$(3,394,083)	$(95,625)	$63,269,203

Balance at January 1, 2007	8,740,680	87,407	62,187,656	9,438,618	(1,983,014)	(4,560,245)	65,170,422
Common stock activity:
Stock-based compensation			34,022				34,022
Purchase of Treasury Stock (34,050 shares)						(393,282)	(393,282)
Comprehensive income:
Net income				1,566,320			1,566,320
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					545,419		545,419

Total comprehensive income							2,111,739

Balance at March 31, 2007	8,740,680	$87,407	$62,221,678	$11,004,938	$(1,437,595)	$(4,953,527)	$66,922,901

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

Correction of Error

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 previously issued has been restated to include the line item “Proceeds from sales of trading securities” as operating activities rather than investing activities. The effect of the restatement was to increase cash flows from operating activities by $1,998,500. The restatement had no effect on total changes in cash and cash equivalents. No restatements were required for the three months ended March 31, 2006. There were no restatements to the Consolidated Statements of Income, net income per share, any component of stockholders’ equity or total assets for any period presented.

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

Nexity Financial Corporation

Date: September 17, 2007	By:	/s/ Greg L. Lee
Greg L. Lee Chairman and Chief Executive Officer