Form 10-K/A
period 2006-12-31
NEXITY FINANCIAL CORP
filed 2007-09-26
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 26, 2007
Common Stock, $0.01 par value per share	8,098,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007	Part III

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K of Nexity Financial Corporation (“the Corporation”) amends and restates Item 8 of Amendment No. 2 (“Amendment No. 2”) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 filed on March 14, 2007 to revise the Report of Independent Registered Public Accounting Firm to add an explanatory paragraph and dual report date for the restatements to the financial statements described in Amendment No. 2, to move the paragraph titled “Correction of Error”, which describes the restatements to the financial statements, from footnote 1 of the consolidated financial statements filed in Amendment No. 2 to footnote 22 and to update the consent for the Independent Registered Public Accounting Firm.

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

As described in Note 22 to the consolidated financial statements, the 2006 consolidated financial statements have been restated for an error in the application of accounting principles.

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

/s/    Mauldin & Jenkins, LLC

Birmingham, Alabama

March 14, 2007, except for Note 22 as to

which the date is September 17, 2007

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

NOTE 22—CORRECTION OF AN ERROR

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K/A:

(3) Listing of Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, restated, included as Exhibit 3.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.1	Incentive Stock Compensation Plan, included as Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.1.1	Amendment to Incentive Stock Compensation Plan, included as Exhibit 10.1.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.2	Form of Employee Stock Option Agreement, included as Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.3	Noncompetition, Severance, and Employment Agreement with Greg L. Lee, dated December 13, 2000, included as Exhibit 10.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.4	Noncompetition, Severance, and Employment Agreement with David E. Long, dated December 13, 2000, included as Exhibit 10.4 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.5	Noncompetition, Severance, and Employment Agreement with John J. Moran, Dated December 13, 2000, included as Exhibit 10.5 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.6	Employment Agreement with Kenneth T. Vassey, dated November 15, 2001, included as Exhibit 10.6 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.7	Salary Continuation Agreement with Greg L. Lee, dated July 20, 2004, included as Exhibit 10.7 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.8	Salary Continuation Agreement with David E. Long, dated July 20, 2004, included as Exhibit 10.8 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.9	Salary Continuation Agreement with John J. Moran, dated July 20, 2004, included as Exhibit 10.9 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.10	Loan and Stock Pledge Agreement with Flag Bank, included as Exhibit 10.10 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.11	Trust Preferred Indenture, included as Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

14	Code of Ethics, included as Exhibit 14 to the Registrant’s Form 10-K filed March 14, 2007, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant
(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

21.2	Subsidiary of Nexity Bank
(1) Nexity Financial Services, Inc., an Alabama corporation
(2) Nexity Financial Services of Florida, Inc.
(3) Nexity Financial Services of New York, Inc.

23.1	Consent of Mauldin & Jenkins, LLC*

23.2	Consent of Ernst & Young LLP, included as Exhibit 23.2 to the Registrant’s Amendment No. 2 on Form 10K/A filed September 17, 2007, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Indicates filed herewith.
+	Indicates management contract or compensatory plan.

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

Dated September 26, 2007

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