Form 10-Q
period 2007-09-30
NEXITY FINANCIAL CORP
filed 2007-11-08
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of November 8, 2007 was 8,036,680.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,		December 31
	2007	2006	2006
	(Unaudited)
ASSETS
Cash and due from banks	$8,480,712	$4,237,244	$5,590,753
Interest-bearing deposits in other banks	2,946,174	925,260	1,904,898
Federal funds sold	24,089,410	43,250,363	19,977,025
Investment securities available-for-sale, at fair value	246,507,215	235,020,635	239,532,759
Trading securities, at fair value	198,084	0	1,998,500

Loans, net of unearned income	645,799,786	557,725,060	605,953,221
Allowance for loan losses	(7,977,050)	(7,049,426)	(7,411,803)

Net loans	637,822,736	550,675,634	598,541,418

Premises and equipment, net of accumulated depreciation	3,297,309	1,047,566	977,552
Deferred tax asset	3,944,137	4,010,717	3,931,577
Intangible assets	910,655	910,655	910,655
Other real estate owned	3,551,400	1,500,000	4,742,400
Bank owned life insurance	17,155,738	5,505,948	6,767,338
Other assets	8,127,332	6,083,083	6,146,626

Total assets	$957,030,902	$853,167,105	$891,021,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$11,608,502	$7,378,004	$6,677,509
NOW and money market accounts	256,136,687	214,775,723	240,368,605
Time deposits $100,000 and over	159,708,465	141,761,787	140,145,532
Other time and savings deposits	284,057,710	271,299,498	271,200,816

Total deposits	711,511,364	635,215,012	658,392,462

Federal funds purchased and securities sold under agreements to repurchase	35,256,000	32,000,000	35,000,000
Long-term borrowings	120,000,000	100,000,000	110,000,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	10,702,839	10,376,423	10,086,617

Total liabilities	889,842,203	789,963,435	825,851,079

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding—none in 2007 and 2006	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock—8,740,680 in 2007, 8,724,555 at September 30, 2006, and 8,740,680 at December 31, 2006	87,407	87,246	87,407
Surplus	62,297,633	62,058,402	62,187,656
Retained earnings	13,583,674	7,824,235	9,438,618
Accumulated other comprehensive loss	(1,129,648)	(2,205,968)	(1,983,014)
Treasury Stock, at cost—654,000 shares in 2007, 365,950 shares at September 30, 2006 and December 31, 2006	(7,650,367)	(4,560,245)	(4,560,245)

Total stockholders’ equity	67,188,699	63,203,670	65,170,422

Total liabilities and stockholders’ equity	$957,030,902	$853,167,105	$891,021,501

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$13,441,971	$12,060,788	$38,647,627	$33,361,422
Interest on investment securities
Taxable	3,004,734	2,897,934	9,021,538	8,083,209
Non-taxable	27,558	0	27,558	0
Interest on federal funds sold	156,658	257,264	356,736	902,006
Other interest income	111,867	52,074	327,051	146,952

Total interest income	16,742,788	15,268,060	48,380,510	42,493,589

INTEREST EXPENSE:
Interest on deposits	8,854,189	7,265,510	24,811,759	19,613,143
Interest on short-term borrowings	209,574	41,386	752,397	84,213
Interest on long-term borrowings	1,208,808	979,128	3,403,107	2,939,740
Interest on subordinated debentures	260,982	262,458	771,921	737,522

Total interest expense	10,533,553	8,548,482	29,739,184	23,374,618

Net interest income	6,209,235	6,719,578	18,641,326	19,118,971
Provision for loan losses	50,000	420,000	490,000	1,175,000

Net interest income after provision for loan losses	6,159,235	6,299,578	18,151,326	17,943,971

NONINTEREST INCOME:
Service charges on deposit accounts	48,712	26,898	119,872	79,431
Commissions and fees	106,259	85,447	303,077	234,261
Gains on sales of investment securities	0	0	0	250,665
Brokerage and investment services income	551,543	172,377	1,189,504	636,738
Other operating income	234,578	93,209	538,213	274,031

Total noninterest income	941,092	377,931	2,150,666	1,475,126

NONINTEREST EXPENSE:
Salaries and employee benefits	3,054,947	2,500,468	8,692,102	7,459,023
Net occupancy expense	188,182	152,017	552,009	444,981
Equipment expense	202,781	180,562	598,161	528,408
Other operating expense	1,603,088	1,326,440	4,545,200	3,886,246

Total noninterest expense	5,048,998	4,159,487	14,387,472	12,318,658

Income before income taxes	2,051,329	2,518,022	5,914,520	7,100,439
Provision for income taxes	616,199	908,984	1,769,464	2,620,260

Net income	$1,435,130	$1,609,038	$4,145,056	$4,480,179

Net income per share—basic	$0.18	$0.19	$0.50	$0.52

Net income per share—diluted	$0.17	$0.18	$0.47	$0.49

Weighted average common shares outstanding—basic	8,115,669	8,383,025	8,264,861	8,541,260

Weighted average common shares outstanding—diluted	8,513,723	8,922,780	8,732,328	9,096,873

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September
	2007	2006
Cash flows from operating activities:
Net income	$4,145,056	$4,480,179
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(395,266)	(257,916)
Depreciation and amortization	577,953	541,321
Provision for loan losses	490,000	1,175,000
Gain on sales of investment securities available-for-sale	0	(250,665)
Stock based compensation	109,977	50,040
Change in trading securities	1,800,416	0
Change in other assets	(1,375,185)	(904,665)
Change in deferred tax asset	(498,643)	(313,555)
Change in other liabilities	616,222	3,732,479

Net cash provided by operating activities	5,470,530	8,252,218

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(29,317,816)	(57,941,866)
Proceeds from the sales of investment securities available-for-sale	0	12,784,611
Proceeds from maturities of investment securities available-for-sale	24,078,075	19,437,671
Net change in loans	(39,771,318)	(42,744,160)
Purchase of bank owned life insurance	(10,000,000)	0
Capital expenditures	(2,700,631)	(228,242)

Net cash used in investing activities	(57,711,690)	(68,691,986)

Cash flows from financing activities:
Net change in deposits	53,118,902	38,545,368
Net change in short-term borrowings	256,000	31,440,000
Net change in long-term borrowings	10,000,000	(5,000,000)
Proceeds from the exercise of stock options	0	103,591
Purchase of treasury stock	(3,090,122)	(4,560,245)

Net cash provided by financing activities	60,284,780	60,528,714

Net change in cash and cash equivalents	8,043,620	88,946
Cash and cash equivalents at January 1	27,472,676	48,323,921

Cash and cash equivalents at September 30	$35,516,296	$48,412,867

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common Stock		Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205

Common stock activity:
Exercise of stock options, including income tax benefit of $48,071	13,380	134	103,457				103,591
Stock-based compensation			50,040				50,040
Purchase of Treasury Stock (365,950 shares)						(4,560,245)	(4,560,245)
Comprehensive income:
Net income				4,480,179			4,480,179
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(142,100)		(142,100)

Total comprehensive income							4,338,079

Balance at September 30, 2006	8,724,555	$87,245	$62,058,402	$7,824,236	$(2,205,968)	$(4,560,245)	$63,203,670

Balance at January 1, 2007	8,740,680	87,407	62,187,656	9,438,618	(1,983,014)	(4,560,245)	65,170,422

Common stock activity:
Stock-based compensation			109,977				109,977
Purchase of Treasury Stock (288,050 shares)						(3,090,122)	(3,090,122)
Comprehensive income:
Net income				4,145,056			4,145,056
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					853,366		853,366

Total comprehensive income							4,998,422

Balance at September 30, 2007	8,740,680	$87,407	$62,297,633	$13,583,674	$(1,129,648)	$(7,650,367)	$67,188,699

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

At September 30, 2007, we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Winston-Salem, North Carolina, Orlando, Florida, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at September 30, 2007 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At September 30, 2007, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

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

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Expected life (in years)	5	N/A	5	N/A
Expected volatility	0.2090 - 0.3245	N/A	0.1146 - 0.2740	N/A
Risk-free interest rate	4.27% - 4.60%	N/A	4.27% - 4.89%	N/A
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	$2.77	N/A	$3.17	N/A

At September 30, 2007, there was $246,518 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents stock option activity for the three months and nine months ended September 30, 2007:

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,877,204	$7.25		1,846,518	$7.37
Granted	6,000	7.98		91,250	11.84
Exercised	0	0.00		0	0.00
Terminated	(64,042)	16.72		(118,606)	17.84

Options outstanding, end of quarter	1,819,162	$6.91	2.76 years	1,819,162	$6.91	2.76 years

Exercisable, end of quarter	1,716,217	$6.59	2.43 years	1,716,217	$6.59	2.43 years

Shares available for future stock option grants to employees and directors under existing plans were 260,916 at September 30, 2007. At September 30, 2007 the aggregate intrinsic value of shares outstanding was $1,910,120, and the aggregate intrinsic value of options exercisable was $2,299,731.

Recently Issued Accounting Standards

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. For the quarter and nine months ended September 30, 2007, the adoption of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.

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

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at September 30, 2007 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$0	$0	$39,549,576	$(179,979)	$39,549,576	$(179,979)
Mortgage-backed securities	23,531,103	(297,959)	78,957,472	(2,338,597)	102,488,575	(2,636,556)
Municipal securities	2,391,471	(8,616)	0	0	2,391,471	(8,616)
Other debt securities	0	0	0	0	0	0

Total debt securities	25,922,574	(306,575)	118,507,048	(2,518,576)	144,429,622	(2,825,151)
Equity securities	0	0	0	0	0	0

Total investment securities	$25,922,574	$(306,575)	$118,507,048	$(2,518,576)	$144,429,622	$(2,825,151)

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at September 30, 2007 and 2006, and December 31, 2006. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. There was no impairment in the intangible assets during the three and nine months ended September 30, 2007 and 2006.

Note 4 – Per Share Information

The following is a summary of net income per share—basic and diluted calculations:

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Net income per share—basic computation
Net income	$1,435,130	$1,609,038	$4,145,056	$4,480,179
Income applicable to common shareholders	$1,435,130	$1,609,038	$4,145,056	$4,480,179

Weighted average common shares outstanding—basic	8,740,680	8,724,555	8,740,680	8,718,054
Less: Weighted average treasury shares	(625,011)	(341,530)	(475,819)	(176,794)

Weighted average common shares outstanding—basic net of treasury shares	8,115,669	8,383,025	8,264,861	8,541,260

Net income per share—basic	$0.18	$0.19	$0.50	$0.52

Net income per share—diluted computation
Income applicable to common shareholders	$1,435,130	$1,609,038	$4,145,056	$4,480,179

Weighted average common shares outstanding—basic net of treasury shares	8,115,669	8,383,025	8,264,861	8,541,260
Incremental shares from assumed conversions:
Stock options	398,054	539,755	467,467	555,613

Weighted average common shares outstanding—diluted	8,513,723	8,922,780	8,732,328	9,096,873

Net income per share—diluted	$0.17	$0.18	$0.47	$0.49

Options to purchase 1,819,162 and 1,857,643 shares of common stock at a price range of $4 to $20 per share were outstanding at September 30, 2007 and 2006, respectively.

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

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three and nine months ended September 30, 2007. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be attained for any other period.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 73.3% of total revenue for the first nine months of 2007. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 89.7% of total revenue for the first nine months of 2007 compared to 92.8% for the same period in 2006. Interest income on loans accounted for 79.9% of total interest income for the nine months ended September 30, 2007 compared to 78.5% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first nine months of 2007 credit quality has remained sound. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

Short-term interest rates, including the prime lending rate decreased 50 basis points during the third quarter of 2007. This yield curve has remained somewhat flat, which creates a challenge for financial institutions in managing interest rate risk. Our net interest margin has decreased from 3.25% for the nine months ended September 30, 2006 to 2.89% for same period in 2007. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

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

Third Quarter Financial Highlights

For the third quarter of 2007, we reported net income of $1.4 million, or $0.17 per diluted share. Net income was down 10.8% from the same period in 2006. This decrease in earnings was primarily related to lower net interest income and higher noninterest expense related to the costs associated with expansion of the investment division and start-up of our wealth management business during 2007.

Our net interest income decreased to $6.2 million in the three months ended September 30, 2007 from $6.7 million in the same period in 2006. This decrease was primarily attributable to a lower net interest margin in 2007. Average earning assets increased 11.7% to $895.6 million or 96.3% of average total assets in the three months ended September 30, 2007, compared with $801.9 million or 98.8% in the same period in 2006. The net interest margin decreased to 2.76% for the three months ended September 30, 2007 from 3.32% for the same period in 2006. The decrease in the net interest margin was primarily due to the increased cost of interest-bearing liabilities, a lower level of noninterest bearing sources of funds, and lower loan fee income.

The provision for loan losses decreased $370,000 in the three months ended September 30, 2007 compared to the same period in 2006. The provision for loan losses was down primarily because of lower charge-offs and slower loan growth in 2007. Net charge-offs were $23,007 or 0.01% of average loans for the third quarter of 2007 on an annualized basis versus $86,496 or 0.06% for the same period in 2006.

Noninterest income increased 149.0% in the three months ended September 30, 2007 compared to the same period in 2006, mostly due to higher brokerage and investment services income, which was up 220.0% to $551,543 for the three months ended September 30, 2007, compared to $172,377 for the same period in 2006.

For the three months ended September 30, 2007, noninterest expense was up 21.4% from the same period in 2006, mostly due to start up costs for our Florida and Milwaukee offices and our Wealth Management business.

Total assets were $957.0 million at September 30, 2007, up 12.2% from $853.2 million at September 30, 2006, and up 7.4% from $891.0 million at December 31, 2006. Loans were $645.8 million at September 30, 2007, up 15.8% from $557.7 million at September 30, 2006, and up 6.6% from $606.0 million at December 31, 2006.

At September 30, 2007, nonperforming assets as a percent of total assets increased to 0.71% from 0.18% at September 30, 2006. At December 31, 2006, nonperforming assets as a percent of total assets was 0.59%.

Deposits grew to $711.5 million at September 30, 2007, mostly fueled by growth in certificates of deposit and money market accounts. Long-term debt was $120.0 million at September 30, 2007 compared to $100.0 million at September 30, 2006, and $110.0 million at December 31, 2007.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will eventually generate sufficient operating earnings to realize the deferred tax benefits. Our 2004 to 2006 consolidated income tax returns are open for examination. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Earnings Review

For the nine months ended September 30, 2007, we reported net income of $4.1 million, or $0.47 per diluted share compared with $4.5 million, or $0.49 per diluted share for the same period in 2006. The primary factors affecting the decrease in net income in the first nine months of 2007 was a $2.1 million or 16.8% increase in noninterest expense and a $477,645 or 2.5% decrease in net interest income. This change was partially offset by a $685,000 decrease in the provision for loan losses, an $850,796 decrease in the provision for income taxes, and a $675,540 increase in noninterest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three and nine months ended September 30, 2007 and 2006.

Comparative Average Balance Sheets – Yields and Costs

	Three months ended September 30,
	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$631,254,233	$13,441,971	8.45%	$544,885,401	$12,060,788	8.78%
Investment securities, taxable (2)
Taxable	240,934,188	2,998,839	4.94	235,748,425	2,896,285	4.87
Non Taxable (3)	2,651,838	41,755	6.25	0	0	0.00
Interest-bearing balances due from banks	7,703,039	111,867	5.76	1,982,131	52,074	10.42
Trading securities	1,332,373	5,895	1.76	120,758	1,649	5.42
Federal funds sold and securities purchased under agreements to resell	11,680,810	156,658	5.32	19,151,264	257,264	5.33

Total interest-earning assets	895,556,481	16,756,985	7.42%	801,887,979	15,268,060	7.22%

Noninterest-earning assets:
Cash and due from banks	9,052,949			4,654,058
Premises and equipment	3,280,370			1,098,626
Other, less allowance for loan losses	21,783,319			4,206,122

Total noninterest-earning assets	34,116,638			9,958,806

TOTAL ASSETS	$929,673,119			$811,846,785

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,656,848	11,194	1.21%	$3,873,462	11,889	1.22%
Savings	279,810	872	1.24	334,764	1,042	1.23
Money market	259,856,523	3,028,658	4.62	220,117,610	2,461,386	4.44
Time deposits	434,692,025	5,813,465	5.31	395,052,910	4,791,193	4.81

Total interest-bearing deposits	698,485,206	8,854,189	5.03	619,378,746	7,265,510	4.65
Federal funds purchased and securities sold under agreements to repurchase	15,523,477	209,574	5.36	3,105,474	41,386	5.29
Long-term debt	116,521,739	1,208,808	4.12	100,000,000	979,128	3.88
Subordinated debentures	12,372,000	260,982	8.37	12,372,000	262,458	8.42

Total interest-bearing liabilities	842,902,422	10,533,553	4.96%	734,856,220	8,548,482	4.62%

Noninterest-bearing liabilities:
Demand deposits	10,786,506			6,114,546
Other liabilities	11,550,231			10,070,522

Total noninterest-bearing liabilities	22,336,737			16,185,068

Stockholders’ equity	64,433,960			60,805,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,673,119			$811,846,786

Net interest income		$6,223,432			$6,719,578

Interest income/earning assets			7.42%			7.55%
Interest expense/earning assets			4.66			4.23

Net interest income/earning assets			2.76%			3.32%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%.

Comparative Average Balance Sheets – Yields and Costs

	Nine months ended September 30
	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$604,761,400	$38,647,627	8.54%	$533,889,601	$33,361,422	8.35%
Investment securities, taxable (2)
Taxable	241,116,102	8,982,716	4.98	225,841,783	8,066,294	4.78
Non Taxable (3)	893,660	41,755	6.25	0	0	0.00
Interest-bearing balances due from banks	6,760,772	327,051	6.47	2,315,084	146,952	8.49
Trading securities	819,074	38,822	6.34	339,448	16,915	6.66
Federal funds sold and securities purchased under agreements to resell	8,895,769	356,736	5.36	24,538,727	902,006	4.91

Total interest-earning assets	863,246,777	48,394,707	7.50%	786,924,643	42,493,589	7.22%

Noninterest-earning assets:
Cash and due from banks	7,103,067			4,132,914
Premises and equipment	2,859,587			1,146,386
Other, less allowance for loan losses	18,759,290			5,362,812

Total noninterest-earning assets	28,721,944			10,642,112

TOTAL ASSETS	$891,968,721			$797,566,755

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,591,017	32,574	1.21%	$4,166,666	37,800	1.21%
Savings	304,328	2,776	1.22	376,921	3,433	1.22
Money market	237,789,599	8,165,680	4.59	226,328,638	7,028,486	4.15
Time deposits	421,007,256	16,610,729	5.28	373,014,166	12,543,424	4.50

Total interest-bearing deposits	662,692,200	24,811,759	5.01	603,886,391	19,613,143	4.34
Federal funds purchased and securities sold under agreements to repurchase	19,251,629	752,397	5.23	2,264,281	84,213	4.97
Long-term debt	112,197,802	3,403,107	4.06	103,626,374	2,939,740	3.79
Subordinated debentures	12,372,000	771,921	8.34	12,372,000	737,522	7.97

Total interest-bearing liabilities	806,513,631	29,739,184	4.93%	722,149,046	23,374,618	4.33%

Noninterest-bearing liabilities:
Demand deposits	8,799,566			4,953,595
Other liabilities	11,040,189			8,482,870

Total noninterest-bearing liabilities	19,839,755			13,436,465

Stockholders’ equity	65,615,335			61,981,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$891,968,721			$797,566,755

Net interest income		$18,655,523			$19,118,971

Interest income/earning assets			7.50%			7.22%
Interest expense/earning assets			4.61			3.97

Net interest income/earning assets			2.89%			3.25%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.
(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%.

Net interest income on a tax equivalent basis decreased $463,448 or 2.4% during the first nine months of 2007 compared to the same period in 2006. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased 36 basis points from 3.25% for the first nine months of 2006 to 2.89% for the first nine months of 2007, primarily because our cost of funds increased more than our yield on interest earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 6.6% of earning assets in the first nine months of 2007 and 8.2% for the same period in 2006.

Interest income on a tax equivalent basis increased $5.9 million or 13.9% in the first nine months of 2007 due to the increased volume of earning assets and a higher yield on earning assets, which increased to 7.50% in the first nine months of 2007 from 7.22% in the first nine months of 2006. Average earning assets increased 9.7% to $863.2 million or 96.8% of average total assets in 2007, compared with $786.9 million or 98.7% in 2006. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $70.9 million or 13.3% and average investment securities increased $16.2 million or 7.2%. The yield on earning assets increased 28 basis points in 2007 primarily because the yields on loans were higher due to the increased interest rates.

The Federal Reserve lowered the federal funds target rate 50 basis points on September 18, 2007 to 4.75%. The federal funds target rate was 4.75% at September 30, 2007 compared with 5.25% at September 30, 2006. The prime lending rate decreased to 7.75% at September 30, 2007 from 8.25% at September 30, 2006.

During 2007, loans which are typically our highest yielding earning asset increased as a percentage of earning assets. Average loans were 70.1% of average earning assets in the first nine months of 2007 versus 67.9% in the same period in 2006. The yield on loans increased 19 basis points from 8.35% in the first nine months of 2006 to 8.54% in the same period in 2007 largely due to growth in average loans and the higher interest rate environment during the first nine months of 2007. The prime lending rate has been mostly stable in 2007 until the Federal Reserve lowered rates 50 basis points on September 18, 2007, while rates were rising during the first nine months of 2006. The majority of our loans are variable rate loans. The yield on taxable investment securities increased from 4.78% in the first nine months of 2006 to 4.98% in the first nine months of 2007. During the third quarter of 2007 we added municipal bonds to our portfolio. For the first nine months of 2007 these nontaxable bonds averaged $893,660 and yielded a tax effected rate of 6.25%. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 45 basis points from 4.91% in the first nine months of 2006 to 5.36% in the first nine months of 2007. The yield on interest-bearing deposits with banks decreased 202 basis points from 8.49% in the first nine months of 2006 to 6.47% for the same period in 2007.

The cost of funding sources increased $6.4 million or 27.2% in the first nine months of 2007 compared to the same period in 2006, primarily due to the increased volume of interest-bearing liabilities, a less favorable mix of funding sources, and higher rates. Average interest-bearing liabilities increased $84.4 million or 11.7% in the first nine months of 2007 compared to the same period in 2006. Interest-bearing deposits were up $58.8 million or 9.7%, primarily driven by growth in time deposits. Average long-term debt increased $8.6 million or 8.3% in the first nine months of 2007 compared to the first nine months of 2006. Average long-term debt was 13.9% of interest-bearing liabilities during the first nine months of 2007 versus 14.3% during the same period in 2006. The average rate paid on interest-bearing liabilities increased 60 basis points from 4.33% in the first nine months of 2006 to 4.93% in the same period in 2007, primarily due to the increased interest rate environment. The cost of interest-bearing deposits increased 67 basis points to 5.01% for the first nine months of 2007 versus 4.34% for the same period in 2006. The primary reasons for this increase were the increased interest rate environment and a higher level of certificates of deposit. The average rate paid on subordinated debt increased 37 basis points from 7.97% in the first nine months of 2006 to 8.34% in the same period in 2007, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 93.4% of earning assets during the first nine months of 2007 and 91.8% for the same period in 2006 which was the primary cause of the less favorable mix of funding sources in 2007.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $490,000 and $1,175,000 in the first nine months of 2007 and 2006, respectively. The lower provision for loan losses was primarily due to lower charge-offs in the first nine months of 2007.

Net loan charge-offs were $100,155, or 0.02% of average loans on an annualized basis in the first nine months of 2007 compared to $592,288, or 0.15% of average loans in the first nine months of 2006. The allowance for loan losses totaled 1.24% of loans as of September 30, 2007 compared to 1.26% at September 30, 2006 and 1.22% at December 31, 2006. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. As anticipated, noninterest income is becoming a more important contributing factor to our overall profitability in 2007. Noninterest income increased $675,540 or 45.8% in the first nine months of 2007 compared to the same period in 2006.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $552,766 or 86.8% in the first nine months of 2007 compared to the same period last year. The increase in 2007 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $68,816 or 29.4% in the first nine months of 2007 compared to the same period in 2006 primarily due to higher loan participation fee income, which was up 33% for the first nine months of 2007 compared to the same period in 2006.

Service charges on deposit accounts were up $40,441 or 50.9% in the first nine months of 2007 compared to the same period in 2006 due to the growth of our correspondent banking customer accounts.

Gains on sales of investment securities were $0 in the first nine months of 2007 compared to $250,665 during the same period in 2006. During the second quarter of 2006, we had the opportunity to sell our equity position in an illiquid common stock and recorded a gain of $722,505. We also sold $11.0 million in fixed income debt securities with an average yield of 3.84% at a loss of $471,840. As part of this transaction, we purchased $12.0 million in fixed income debt securities with an average yield of 5.86%.

Other operating income was up $264,182 or 96.4% in the first nine months of 2007 compared to the same period in 2006 due primarily to increases in income from cash management services to correspondent banks and higher earnings on bank owned life insurance.

Noninterest Expense

Noninterest expense increased $2.1 million or 16.8% in the first nine months of 2007 compared to the same period in 2006. Noninterest expense was higher primarily due to the start-up costs of our Florida and Milwaukee offices and our Wealth Management business.

Salaries and employee benefits, the largest component of noninterest expense, totaled $8.7 million and $7.5 million in the first nine months of 2007 and 2006, respectively. The increase during the first nine months of 2007 was primarily due to the investment in new personnel in our new offices. We employed 107.5 and 90 full time equivalent employees at September 30, 2007 and September 30, 2006, respectively.

Net occupancy expense increased $107,028 or 24.1% during the first nine months of 2007 compared to the first nine months of 2006, largely due to developing a correspondent lending office in Columbia, South Carolina during the fourth quarter of 2006 and opening offices in Milwaukee, Wisconsin and Orlando, Florida in the first quarter of 2007. Net equipment expense increased $69,753 or 13.2%.

Other operating expense increased $658,954 or 17.0% in the first nine months of 2007 compared to the same period in 2006. The increase in other operating expense was primarily due to write-downs of other real estate, higher legal, data communications, and travel fees. Legal fees increased in the first nine months of 2007 compared to the same period in 2006 primarily due to our expansion in the Midwest and management of our other real estate. The following table presents a comparison of other operating expense by category.

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Advertising	$49,722	124,196	$137,379	$365,175
Travel and lodging	190,284	144,800	452,967	405,427
Legal fees	78,014	18,587	243,910	93,678
Director fees	90,500	79,500	271,500	258,000
Software maintenance contracts	93,453	92,460	231,031	267,937
Telephone and data communications	140,121	131,534	390,282	298,933
Postage, freight, & courier service	72,777	59,767	199,795	170,872
Write-down of other real estate	60,149	0	291,497	1,450
Accounting fees	60,829	77,473	222,167	202,977
Home equity closing costs	30,463	40,529	92,690	121,722
Investment seminars	32,218	45,262	123,583	134,540
Franchise taxes	54,610	53,581	169,910	166,570
Other	649,948	458,751	1,718,489	1,398,965

Total	$1,603,088	$1,326,440	$4,545,200	$3,886,246

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

Total income tax expense included in the Consolidated Statements of Income was $1.8 million in the first nine months of 2007, compared to $2.6 million in the same period in 2006. Our effective income tax rates were 29.9% in the first nine months of 2007 and 36.9% in the same period of 2006. Our effective income tax rate was lower in 2007 due to tax planning strategies implemented during the fourth quarter of 2006, which included investments in tax preferred assets.

We monitor relevant income tax laws for changes in laws or court rulings that may affect our accrued income taxes and income tax planning. We consider the impact on estimates and judgments used in our income tax calculations and make necessary adjustments.

Our federal and state income tax returns for the years 2004 through 2006 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

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

Balance Sheet Review

Investment Securities

The investment securities serve as a vehicle to generate interest and dividend income from the investment of funds, provide liquidity to meet funding requirements, manage interest rate risk, and provide collateral for public deposits and borrowed money. All investment securities are recorded at fair value. We primarily invest in securities of U.S. Government agencies and corporations and mortgage related securities with average lives approximating five years.

Investment securities were $246.5 million at September 30, 2007, compared with $235.0 million at September 30, 2006. At September 30, 2007, investment securities represented 25.8% of total assets compared with 27.6% at September 30, 2006. We had an unrealized loss on investment securities available-for-sale, net of tax, of $1.1 million at September 30, 2007, compared with an unrealized loss of $2.2 million at the same time last year.

	September 30		December 31,
	2007	2006	2006
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$91,992,594	$95,679,197	$95,860,607
Mortgage-backed securities	138,879,983	128,773,538	133,666,652
Municipal Securities	3,328,321	0	0
Other debt securities	4,032,500	4,052,400	3,040,000

Total debt securities	238,233,398	228,505,135	232,567,259
Equity securities	8,273,817	6,515,500	6,965,500

Total	$246,507,215	$235,020,635	$239,532,759

Total securities as a percentage of total assets	25.76%	27.55%	26.88%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	37.32%	40.71%	40.02%
Mortgage-backed securities	56.33	54.79	55.80
Municipal Securities	1.35	0.00	0.00
Other debt securities	1.64	1.72	1.27

Total debt securities	96.64	97.23	97.09
Equity securities	3.36	2.77	2.91

Total	100.00%	100.00%	100.00%

Average investment securities excluding the unrealized loss on available-for-sale securities were $242.0 million during the first nine months of 2007, an increase of 7.2% from the $225.8 million in 2006. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first nine months of 2007 to 4.99% from 4.78% in 2006.

The duration of the debt securities portfolio was approximately 3.6 years at September 30, 2007 compared to 4.0 years at September 30, 2006. If interest rates rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $645.8 million and represented 67.5% of total assets and 90.8% of total deposits at September 30, 2007, compared with $557.7 million and 65.4% of total assets and 87.8% of total deposits at September 30, 2006. During the first nine months of 2007, average loans grew 13.3% to $604.8 million from $533.9 million during the same period in 2006. We have focused our growth in current market areas, strong loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on commercial real estate – acquisition and development, multifamily, and income producing commercial real estate loans collectively of 575.0% of total capital and at September 30, 2007. These loans totaled $415.6 million or 488.3% of risk based capital. We have established concentration limits on real estate construction loans of 350.0% of total capital and at September 30, 2007, these loans totaled $313.8 million or 364.8% of total capital. While we were slightly over our concentration limit on real estate construction loans at September 30, 2007, we will take the necessary steps to ensure compliance with these limits going forward. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at September 30, 2007, these loans totaled $87.1 million or 101.3% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During the first nine months of 2007, we did not experience credit deterioration attributable to adverse trends in specific markets or changes in the economy.

The following table shows the carrying values and mix of the loan portfolio at September 30, 2007 and 2006. Commercial, financial, and agricultural loans increased 30.0% from September 30, 2006 and represent 23.0% of gross loans at September 30, 2007. Real estate-construction loans, which were 48.6% of gross loans at September 30, 2007, increased 24.1% compared to the previous year. The increases of each of the loan categories discussed above are due to improved loan demand in each of our primary market areas. Real estate-mortgage, which includes commercial real estate loans, decreased 4.1% from September 30, 2006 and represent 21.1% of gross loans at September 30, 2007. Commercial real estate loans decreased primarily due to loan payoffs and slower loan demand. Installment loans to individuals, which include residential real estate loans, represent 2.0% of gross loans at September 30, 2007 and decreased 9.3% from September 30, 2006. Some correspondent banks sell us pools of mortgages for short periods of time to help their liquidity position. Installment loans to individuals decreased from September 30, 2006 to September 30, 2007 mainly because we had a higher level of these mortgage pools purchased from correspondent banks at September 30, 2006. Home equity lines of credit decreased 0.4% from September 30, 2006 and represent 5.3% of gross loans at September 30, 2007. Lease financing receivables, which represent 0.03% of gross loans at September 30, 2007, decreased 46.5% compared to the previous year. Other loans decreased $20,509 or 27.2% from September 30, 2006 and represent 0.01% of gross loans at September 30, 2007.

Loan Portfolio Composition

	September 30		December 31,
	2007	2006	2006
Commercial, financial, and agricultural	$148,434,094	$114,137,926	$127,268,666
Real estate—construction	313,809,426	252,042,703	290,876,262
Real estate—mortgage	135,950,851	142,256,029	139,634,491
Installment loans to individuals	13,111,518	14,447,957	14,539,865
Home equity lines of credit	34,239,332	34,392,943	33,200,177
Lease financing receivables	199,601	372,770	294,298
Other	54,964	75,473	139,609

Gross loans	645,799,786	557,725,801	605,953,368
Unearned income	0	(741)	(147)

Total loans, net of unearned income	$645,799,786	$557,725,060	$605,953,221

Total loans as a percentage of total assets	67.48%	65.37%	68.01%

Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	22.99%	20.46%	21.00%
Real estate—construction	48.59	45.19	48.00
Real estate—mortgage	21.05	25.51	23.05
Installment loans to individuals	2.03	2.59	2.40
Home equity lines of credit	5.30	6.17	5.48
Lease financing receivables	0.03	0.07	0.05
Other	0.01	0.01	0.02

Gross loans	100.00%	100.00%	100.00%

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

Nonperforming Assets

	September 30		December 31,
	2007	2006	2006
Nonaccrual loans	$3,234,910	$0	$513,920
Loans past due 90 days or more	0	0	0
Foreclosed property (other real estate owned)	3,551,400	1,500,000	4,742,400

Total nonperforming assets	$6,786,310	$1,500,000	$5,256,320

Total nonperforming assets as a percentage of total assets	0.71%	0.18%	0.59%

Allowance for loan losses to nonperforming loans	246.59%	NM	1,442.21%

NM= Not meaningful

At September 30, 2007, nonperforming assets increased $5.3 million to $6.8 million, compared with $1.5 million reported at September 30, 2006. At September 30, 2007, we had $3.2 million in nonaccrual loans, compared to $0 at the same time last year. We added one loan totaling $3.1 million to nonaccrual loans during the third quarter of 2007. This loan is a townhouse project in central Florida and may be a long-term workout situation with limited expected losses. There were no loans past due 90 days or more at September 30, 2007. The increase in foreclosed property was primarily due to a convenience store loan foreclosure. The nonperforming assets to total assets ratio was 0.71% on September 30, 2007, compared to 0.18% on September 30, 2006.

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

An analysis of activity in the allowance for loan losses at and for the three and nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006 is presented in the following table:

	At and for the three months ended September 30		At and for the nine months ended September 30		At and for the year ended December 31,
	2007	2006	2007	2006	2006
Balance at beginning of period	$7,774,655	$6,715,922	$7,411,803	$6,466,714	$6,466,714
Provision for loan losses	50,000	420,000	490,000	1,175,000	1,600,000
Recoveries on loans previously charged off	6,434	2,852	10,420	7,112	9,385
Loans charged off	(29,440)	(89,348)	(110,574)	(599,400)	(664,296)
Allowance acquired in acquisition of loan portfolio	175,401	0	175,401	0	0

Balance at end of period	$7,977,050	$7,049,426	$7,977,050	$7,049,426	$7,411,803

Average Loans	$631,254,233	$544,885,401	$604,761,400	$533,889,601	$543,788,897
Loans, end of period	645,799,786	557,725,060	645,799,786	557,725,060	605,953,221
Net charge-offs as a percentage of average loans (annualized)	0.01%	0.06%	0.02%	0.15%	0.12%
Allowance for loan losses as a percentage of loans	1.24%	1.26%	1.24%	1.26%	1.22%
Allowance for loan losses to nonperforming loans	246.59%	NM	246.59%	NM	1,442.21%

At September 30, 2007, we had 2 loans considered impaired totaling $3.2 million compared with $0 at the same time last year. Impaired loans had a related specific allowance for loan losses of $485,237 and $0 at September 30, 2007 and 2006, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at September 30, 2007. The vast majority of our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 0.02% during the first nine months of 2007 and 0.15% for the same period in 2006. The provision for loans losses for the first nine months of 2007 was $490,000, compared with $1,175,000 in the same period in 2006.

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

Funding Sources

Total deposits were $711.5 million and represented 74.4% of total assets at September 30, 2007, compared with $635.2 million and 74.5% of total assets at September 30, 2006. During the first nine months of 2007, average deposits grew 10.3% to $671.5 million from $608.8 million for the same period in 2006, primarily due to our competitive rates offered to commercial and consumer customers. In the first nine months of 2007, the mix of interest-bearing deposits improved slightly as certificates of deposit increased 7.4%, and money market deposits increased 19.4%. Certificates of deposit represented 62.3% of deposits at September 30, 2007 and 65.0% at September 30, 2006. Money market accounts represented 35.4% of deposits at September 30, 2007 and 33.2% at September 30, 2006.

Types of Deposits

	September 30		December 31,
	2007	2006	2006
Noninterest-bearing demand deposits	$11,608,502	$7,378,004	$6,677,509
Interest-bearing checking	4,170,475	3,794,161	4,079,170
Money market accounts	251,966,213	210,981,562	236,289,435
Savings accounts	272,991	290,481	312,176
Brokered deposits	20,128,000	33,335,000	33,325,000
Time deposits under $100,000	263,656,719	237,674,017	237,563,640
Time deposits of $100,000 or more	159,708,464	141,761,787	140,145,532

Total Deposits	$711,511,364	$635,215,012	$658,392,462

Percentage of Total Deposits
Noninterest-bearing demand deposits	1.63%	1.16%	1.01%
Interest-bearing checking	0.59	0.60	0.62
Money market accounts	35.41	33.21	35.89
Savings accounts	0.04	0.05	0.05
Brokered deposits	2.83	5.25	5.06
Time deposits under $100,000	37.05	37.41	36.08
Time deposits of $100,000 or more	22.45	22.32	21.29

Total Deposits	100.00%	100.00%	100.00%

The table below shows a maturity schedule for time deposits of $100,000 or more at September 30, 2007 and December 31, 2006.

Maturity Distribution of Time Deposits of $100,000 or More

	September 30, 2007	December 31, 2006
Three months or less	$47,723,635	$48,581,021
Over three through six months	52,448,219	34,033,044
Over six through twelve months	55,748,899	51,645,140
Over twelve months	3,787,712	5,886,327

Total outstanding	$159,708,465	$140,145,532

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $17.0 million to $19.3 million during the first nine months of 2007 from $2.3 million for the same period in 2006. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At September 30, 2007, the pool of federal funds totaled $173.3 million of which we used $35.3 million as a funding source compared with $177.2 million and $32.0 million, respectively at September 30, 2006.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities.

Advances from the FHLB with an initial maturity of more than one year totaled $120.0 million at September 30, 2007 and $100.0 million at September 30, 2006. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2007 to 2017.

Type of Borrowings

	September 30		December 31
	2007	2006	2006
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$35,256,000	$32,000,000	$35,000,000

Long-Term Borrowings
FHLB Advances	120,000,000	100,000,000	110,000,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	132,372,000	112,372,000	122,372,000

Total Borrowings	$167,628,000	$144,372,000	$157,372,000

We have a line of credit with RBC Centura of $7,000,000 of which none was outstanding at September 30, 2007 and none was outstanding at September 30, 2006. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This line matures on June 29, 2010, and has a floating rate equal to the Prime Rate, appearing in the Wall Street Journal, less 50 basis points (0.50%). Interest is payable quarterly and principal is due on June 29, 2010.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At September 30, 2007, stockholders’ equity was $67.2 million versus $63.2 million at September 30, 2006. The increase in stockholders’ equity was primarily the result of higher earnings and decreased accumulated other comprehensive losses. In the first nine months of 2007 we repurchased 288,050 shares of common stock for $3.1 million under our stock repurchase plan. We have not paid any cash dividends.

Book value per share at September 30, 2007 and 2006 was $8.31 and $7.56, respectively. Tangible book value per share at September 30, 2007 and 2006 was $8.20 and $7.45, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At September 30, 2007 and December 31, 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 8.50% and 9.35% at September 30, 2007 and 2006, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.97% and 10.86% at September 30, 2007 and 2006, respectively, and a total risk-based capital ratio of 10.97% and 11.86% at September 30, 2007 and 2006, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2007, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	September 30, 2007	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.97%	N/A
Tier 1 risk-based capital	9.97	N/A
Leverage ratio	8.50	N/A

Nexity Bank
Total risk-based capital	10.71%	10.00%
Tier 1 risk-based capital	9.70	6.00
Leverage ratio	8.25	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2007 compared to the year ended December 31, 2006.

	Nine months ended September 30, 2007 (1)	Year ended December 31, 2006
Return on average assets	0.62%	0.75%
Return on average equity	8.45%	9.78%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.36%	7.70%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2007 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at September 30, 2007 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	5.58%
1.00	2.78
Flat	—
(1.00)	(2.71)
(2.00)	(5.37)

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

Economic Value of Equity Risk Analysis at September 30, 2007

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(17.0)%
Flat	—
(2.00)	11.4

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2007 and 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of September 30, 2007, totaled $120.0 million. At September 30, 2007, we had $166.7 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At September 30, 2007 and December 31, 2006, we had unused short-term lines of credit totaling $5.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2007, we had outstanding standby letters of credit of $15.2 million and unfunded loan commitments outstanding of $204.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At September 30, 2007, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of September 30, 2007, which by their terms have contractual maturity dates subsequent to September 30, 2007 (dollars in thousands):

	Less than One year	1 - 3 Years	4 - 5 Years	After 5 Years		Total
Unfunded commitments:
Letters of credit	$5,862	$9,064	$250	$		$15,176
Loan commitments	68,977	81,744	4,987		48,874	204,582

Total	$74,839	$90,808	$5,237		$48,874	$219,758

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

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases of the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
September 1, 2007 to September 30, 2007	34,000	8.19	654,000	796,000

(1)	In July of 2007, the Corporation announced a new stock repurchase plan authorizing the Corporation to repurchase up to 800,000 shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: November 8, 2007	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and Chief Executive Officer

	By:	/s/ John J. Moran
John J. Moran
Executive Vice President and Chief Financial Officer