Form 10-K
period 2007-12-31
NEXITY FINANCIAL CORP
filed 2008-03-12
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $75.4 million based on the closing sale price as reported on National Association of Securities Dealers Automated Quotation System National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2008
Common Stock, $0.01 par value per share	7,769,394 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008	Part III

Unless this Annual Report on Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Nexity Financial Corporation” or “the Corporation” as used herein refer to Nexity Financial Corporation and its subsidiary Nexity Bank, which we sometimes refer to as “Nexity”, “our bank subsidiary”, or “the Bank” and its other subsidiaries. References herein to the fiscal years 2003, 2004, 2005, 2006 and 2007 mean our fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 respectively.

PART I

Item 1. General Business

We were incorporated as a Delaware corporation on March 12, 1999, as GIBC, Inc. and changed our name to “Nexity Financial Corporation” on March 26, 1999.

We operate a wholly-owned subsidiary bank, Nexity Bank, which is headquartered in Birmingham, Alabama with additional correspondent banking offices in Atlanta, Georgia; Myrtle Beach and Columbia, South Carolina; Dallas, Texas; Orlando, Florida; Milwaukee, Wisconsin; and Charlotte and Raleigh, North Carolina. We acquired all of the outstanding common stock of Peoples State Bank, Grant, Alabama, on November 1, 1999. On January 5, 2000, we changed the name of Peoples State Bank to Nexity Bank. The branch in Grant continued to operate as a traditional bank under the name “Peoples State Bank” until December 31, 2000, when the assets and liabilities of the Grant Branch were sold.

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

At December 31, 2007, we had total consolidated assets of $947.2 million, total consolidated deposits of $709.2 million, and total consolidated stockholders’ equity of $66.5 million.

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

We generate approximately 75% of our loan production through loan participations, bank stock loans, bank holding company loans, and loans to banks in organization with community banks. Loan participations are loans purchased from community banks because the community bank could not make the loan on its own. The primary reasons that a community bank sells loan participations are because the loan exceeds the bank’s legal lending limit, it wishes to manage liquidity, or for other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Alabama, Florida, Georgia, North Carolina, South Carolina, and Texas. Our lenders have a high level of experience purchasing and selling loans with community banks and analyzing the different types of loans in these market areas.

The loans generated through community bank loan participations are typically real estate construction loans, commercial real estate loans, and loans secured by common stock of community banks. Construction and commercial real estate loans typically exceed the community bank’s legal lending limit, and the size of the loan participation is usually between $1 million and $5 million. We underwrite each loan participation purchased using standard underwriting policies and procedures. These loans are geographically dispersed through our market areas, resulting in no significant concentration in one small geographic region or state. We manage our risk by making loans on owner-occupied or income producing properties and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

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

We also market home equity loan products to consumers through the Internet. Home equity loan products account for approximately 5.6% of loans outstanding. We use credit scoring systems in the underwriting process as well as external service providers for loan documentation and closing processes.

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

In 2007, Nexity Financial Services, Inc. was restructured from a subsidiary of Nexity Bank to a subsidiary of Nexity Financial Corporation. Nexity Financial Services received approval from the Financial Industry Regulatory Authority (FINRA) in September, as a full service securities broker dealer. From its headquarters in Charlotte, North Carolina, Nexity Financial Services assists community banks in designing and operating Wealth Management services to meet the financial needs of individuals and businesses within their respective communities. NFS combines the expertise of a firm dedicated to community banks, with the same extensive products and services already available from the nation’s largest brokerage firms and banks. From recruiting and staffing, to private labeling and compliance oversight, Nexity assists institutions in building successful, profitable investment programs.

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

Correspondent Banking

Bankers’ banks have a special banking charter and compete with us on loan participations, investment services, and clearing and cash management services. They typically fund their balance sheet primarily with overnight federal funds purchased from community banks daily. Silverton Bank in Atlanta, Georgia is our primary competitor in correspondent banking and has total assets of approximately $2.4 billion. We compete with it in virtually the same geographic market with similar products and services. Regional banks in our geographical area provide correspondent banking services as well, but these banks offer correspondent services that are typically ancillary to the traditional banking activities they conduct. We attempt to distinguish our services by concentrating our efforts on start-up banks and small to medium-sized community banks and compete in this market segment by offering responsive, high-quality service.

Internet Banking

There are two primary groups that provide competition for Internet banking services: financial institutions that market products and services via the Internet, and financial institutions that only offer products and services via the Internet to their existing customer base. Because Internet banking is a process that tends to draw deposits nationally based upon attractive deposit rates (as is the case with us), the Internet banking competitive landscape is fragmented, and we do not believe any one competitor or group of competitors has a dominant market share.

Financial institutions typically offer similar deposit products and services as those we provide utilizing the Internet. These services are primarily marketed through websites such as bankrate.com. Countrywide Bank, Corus Bank, Giantbank.com, GMAC Bank, and E*Trade Bank, are some of the institutions that compete with us on bankrate.com. Some financial institutions (including large money center banks) also market their products and services through this channel. These institutions are our primary competition, given that the second group’s strategy is more defensive in nature. We concentrate our Internet banking efforts on money market accounts, short-term certificates of deposit, and home equity lines of credit and compete in this market segment by offering responsive, high-quality service with user-friendly technology and competitive pricing.

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

Employees

At December 31, 2007, we employed 117 full-time equivalent employees, 73 of which are located in Birmingham, Alabama. We provide a variety of benefit programs including a retirement plan as well as health, life, disability, and other insurance. We also maintain training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility.

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

Supervision And Regulation

Nexity Financial Corporation is a bank holding company and financial holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, we and our subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

For further information concerning our regulatory ratios at December 31, 2007, please see Note 19, Regulatory Matters, of our 2007 Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Nexity Financial Corporation and Nexity Bank were classified as “well capitalized” at December 31, 2007.

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

Nexity Financial Corporation ATTENTION: Investor Relations 3500 Blue Lake Drive, Suite 330 Birmingham, Alabama 35243 (205) 298-6391

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our current capital requirements. We may, however, need to raise additional capital to support our continued future growth.

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

Our success significantly depends upon the growth in population, income levels, and housing starts in the local economies where we operate. If the principal communities in which we operate (Birmingham, Alabama; Atlanta, Georgia; Myrtle Beach and Columbia, South Carolina; Orlando, Florida, Milwaukee, Wisconsin, Charlotte, North Carolina; Dallas, Texas; and the southeastern United States generally) do not grow or if prevailing economic conditions are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Additionally, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 73% of our loans held for investment were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in any of the local communities in which we operate could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $8.0 million as of December 31, 2007 and $7.4 million as of December 31, 2006. Our allowance for loan losses was $6.5 million and $4.9 million as of December 31, 2005 and 2004, respectively.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February of 2007, we purchased 4.5 acres of land within the Colonnade Development in Birmingham, AL for $2.4 million to be used for the future expansion.

We lease office space at 3500 Blue Lake Drive, Suite 330, Birmingham, Alabama 35243. This location is the main office for Nexity Financial Corporation and Nexity Bank. The office space consists of 15,000 square feet and the lease expires on August 30, 2007. We also lease space in Woodstock, Georgia, Myrtle Beach and Columbia, South Carolina, Grapevine, Texas, Orlando, Florida, Charlotte and Raleigh, North Carolina, and Brookfield, Wisconsin. The annual rentals totaled $703,496 during 2007. At December 31, 2007, future minimum rental commitments under non-cancelable operating leases that have a remaining life in excess of one year are summarized as follows:

2008	$515,079
2009	$257,278
2010	$244,175
2011	$138,541
2012 and thereafter	$26,912

We maintain adequate insurance on these properties.

Item  3. Legal Proceedings

From time to time, we are involved in legal proceedings and claims that arise in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

Nexity’s common stock trades on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market under the symbol NXTY. Nexity began trading on the NASDAQ National Market on September 21, 2005. At December 31, 2007, Nexity had 221 shareholders of record and 7,769,394 shares outstanding. Nexity has made no cash dividends to its stockholders since its formation and does not expect to do so for the foreseeable future.

	Three Months Ended
	December 31	September 30	June 30	March 31
2007
Common stock price:
High	$8.41	$10.38	$11.95	$12.46
Low	6.20	7.40	8.00	10.50
Close	6.64	8.30	10.28	11.66
Cash dividend declared	0.00	0.00	0.00	0.00
Volume traded	2,499,068	1,331,523	1,713,690	1,399,645

	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Common stock price:
High	$13.38	$13.15	$13.60	$14.00
Low	10.85	10.76	11.21	12.15
Close	12.04	11.06	12.50	12.69
Cash dividend declared	0.00	0.00	0.00	0.00
Volume traded	1,122,400	947,100	997,200	898,900

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases during the three months ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
October 1, 2007 to October 31, 2007	50,000	8.10	704,000	746,000
November 1, 2007 to November 30, 2007	25,000	7.75	729,000	721,000
December 1, 2007 to December 31, 2007	242,286	6.44	971,286	478,714

(1)	In March of 2006, April of 2007, and July of 2007, we announced stock repurchase plans authorizing the Corporation to repurchase up to 400,000, 250,000, and 800,000 shares of common stock, respectively, for an aggregate total of 1,450,000 shares.

Performance Graph

	Period Ending
Index	09/21/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Nexity Financial Corporation	100.00	82.46	76.92	74.09	63.26	40.86
Russell 2000	100.00	103.97	112.52	123.07	131.01	121.14
SNL Bank NASDAQ Index	100.00	103.06	107.81	115.70	109.19	90.83

Item 6. Selected Financial Data

Our summary consolidated financial data is presented below as of and for the years ended December 31, 2003, through 2007. The financial data below has been adjusted to reflect the one-for-four reverse stock split approved by our stockholders on August 31, 2005, and effective September 1, 2005. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. The summary consolidated financial data presented below as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, are derived from our audited financial statements and related notes included in this report and should be read in conjunction with the consolidated financial statements and related notes, along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The summary consolidated financial data as of December 31, 2005, 2004 and 2003 and for each of the years in the two-year period ended December 31, 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	As of and for the Years ended December 31,
	2007	2006	2005	2004	2003
Summary of Operating Results
Interest income	$64,291,369	$57,721,714	$41,138,636	$28,612,182	$25,667,198
Interest expense	39,893,088	32,607,945	20,264,076	12,166,829	11,169,458

Net interest income	24,398,281	25,113,769	20,874,560	16,445,353	14,497,740
Provision for loan losses	805,000	1,600,000	1,870,000	1,115,000	1,125,000

Net interest income after provision for loan losses	23,593,281	23,513,769	19,004,560	15,330,353	13,372,740
Noninterest income	3,931,103	1,905,498	1,904,794	1,704,334	1,111,126
Noninterest expense	19,975,998	15,839,163	14,122,963	11,386,035	10,322,234

Income before income taxes	7,548,386	9,580,104	6,786,391	5,648,652	4,161,632
Provision (benefit) for income taxes*	2,230,591	3,485,543	2,245,080	273,646	(514,310)

Net income	$5,317,795	$6,094,561	$4,541,311	$5,375,006	$4,675,942

Net income per share—basic	$0.65	$0.72	$0.61	$0.77	$0.67
Net income per share—diluted	$0.62	$0.67	$0.57	$0.72	$0.62
Average common shares outstanding—basic	8,201,045	8,496,457	7,415,241	6,941,062	6,934,518
Average common shares outstanding—diluted	8,637,156	9,046,809	8,018,058	7,501,570	7,494,238

Selected Period-End Balance Sheet Data

Total assets	$947,212,629	$891,021,501	$784,517,793	$610,765,668	$522,679,049
Interest-earning assets	908,295,091	869,366,403	770,693,369	601,671,293	518,111,286
Investment securities	244,823,773	239,532,759	209,018,026	200,658,859	176,012,083
Loans—net of unearned income	644,863,577	605,953,221	515,573,188	387,503,339	324,059,297
Deposits	709,156,534	658,392,462	596,669,644	456,691,342	388,255,217
Noninterest-bearing deposits	4,813,386	6,677,509	4,300,846	3,319,315	1,724,487
Interest-bearing deposits	704,343,148	651,714,953	592,368,798	453,372,027	386,530,730
Interest-bearing liabilities	865,045,230	809,086,953	710,300,798	568,008,027	487,580,730
Long-term borrowings	121,400,000	110,000,000	105,000,000	95,000,000	86,750,000
Stockholders’ equity	66,531,519	65,170,422	63,272,205	35,558,306	30,582,669

Selected Ratios
Return on average assets	0.59%	0.75%	0.67%	0.96%	0.95%
Return on average stockholders’ equity	8.03	9.78	10.38	16.40	16.10
Net yield on average interest- earning assets (tax equivalent)	2.80	3.15	3.13	2.97	2.98
Average loans to average deposits	89.89	88.07	86.60	83.09	81.79
Total loans to interest-earning assets	71.00	69.70	66.90	64.40	62.55
Noninterest -bearing deposits to total deposits	0.68	1.01	0.72	0.73	0.44
Net loan losses to average loans	0.07	0.12	0.07	0.09	0.29
Nonperforming assets to total loans	2.01	0.87	0.80	0.49	0.27
Allowance for loan losses to total loans	1.24	1.22	1.25	1.27	1.27
Allowance for loan losses to nonperforming loans	83.13	1,442.21	243.93	271.15	1,365.09
Average stockholders’ equity to average assets	7.33	7.70	6.44	5.83	5.92
Tier 1 risk-based capital ratio	9.76	10.77	11.77	9.66	9.84
Total risk-based capital ratio	10.75	11.79	12.77	10.74	10.89
Tier 1 leverage ratio	8.37	9.26	10.24	7.62	7.45
Efficiency ratio	70.19	59.15	63.30	63.46	67.74
Dividend payout ratio	0.00	0.00	0.00	0.00	0.00

*	Our effective tax rates were 29.6% for 2007, 36.4% for 2006, 33.1% for 2005, 4.8% for 2004, and (12.4%) for 2003. In 2004 and 2003, we realized substantially all of our loss carryforwards from previous years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for each of the three years in the period ended December 31, 2007. Unless otherwise noted, these numbers have been adjusted to reflect the one-for-four reverse stock split effective September 1, 2005.

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

Overview

We were founded in 1999 and operate as a financial holding company that competes in two areas of the commercial banking industry: correspondent banking and Internet banking. Our correspondent banking division markets to community banks primarily in the southeastern United States and Texas. Our Internet banking division provides banking services to consumers and small businesses across the United States.

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 72.0% total revenue for the year ended December 31, 2007. For the years ended December 31, 2006, and 2005 loan participation income was 72.4%, and 68.6%, respectively, of total revenue. No other product or service accounts for 15% or more of total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding and we generate approximately 90% of our loan production through loan participations with community banks. We fund this loan production primarily with deposit products and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

Our primary source of revenue is net interest income. Our net interest income accounted for 86.1% of total revenue for the year ended December 31, 2007 and 92.9%, and 91.6%, for the years ended December 31, 2006 and 2005, respectively. Interest income on loans accounted for 79.7% of total interest income for the year ended December 31, 2007 and 78.6% and 75.7%, for the years ended 2006 and 2005 respectively.

Our net interest income decreased to $24.4 million for the year ended December 31, 2007 from $25.1 million for the year ended December 31, 2006. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased from 3.15% in 2006 to 2.80% in 2007. An analysis of net interest income is provided in the “Results of Operations” section of management’s discussion and analysis.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

Noninterest income totaled $3.9 million in 2007 and $1.9 million in 2006 and in 2005. The increase in noninterest income in 2007 was mostly due to higher brokerage and investment services income.

Noninterest expense increased $4.1 million or 26.1% and totaled $20.0 million in 2007 compared with $15.8 million in 2006, and $14.1 million in 2005. Noninterest expense was higher primarily due to higher salaries and employee benefits and other operating expenses related to the expansion of our correspondent banking business, investment services business, and Wealth Management business.

In 2007 we maintained our credit quality remained at a satisfactory level. While net charge-offs decreased in 2007, nonperforming assets rose during the year. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail in the section entitled “Loans” in this management’s discussion and analysis. At December 31, 2007, nonperforming assets as a percent of total loans and other real estate owned increased to 2.00% from 0.87% at December 31, 2006. Net charge-offs as a percent of average loans decreased to 0.07% for the year ended December 31, 2007 from 0.12% in 2006.

Short-term interest rates, including the prime lending rate decreased during the second half of 2007. During this period of declining interest rates, our net interest margin weakened. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with a simulation model for asset/liability management. These procedures are discussed in more detail in the section entitled “Market Risk and Asset/Liability Management” in this management’s discussion and analysis.

Total assets were $947.2 million at December 31, 2007, up 6.3% from $891.0 million at December 31, 2006. Loans increased $38.9 million or 6.4% in 2007. Deposits were up $50.8 million or 7.7% at December 31, 2007.

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate owned, intangible assets and other repossessed assets. Investment securities are recorded at fair value while other real estate owned, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, other real estate owned, repossessions and intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that Nexity Bank will generate sufficient operating earnings to realize the deferred tax benefits. Our 2004 to 2006 consolidated income tax returns are open for examination by governmental authorities. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See the section below entitled “Income Taxes”.

Results of Operations

The primary factors affecting the decrease in net income for 2007 were an increase in noninterest expense of $4.1 million or 26.1% and a $715,488 or 2.9% decrease in net interest income. These changes were partially offset by a $2.0 million or 106.3% increase in noninterest income, a $1.3 million or 36.0% decrease in taxes, and a $795,000 decrease in the provision for loan losses.

Return on average assets and return on average stockholders’ equity are key measures of earnings performance. Return on average assets decreased from 0.75% in 2006 to 0.59% in 2007. Return on average stockholders’ equity decreased from 9.78% in 2006 to 8.03% in 2007.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. Table 1, Comparative Average Balance Sheets—Yields and Costs, compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the three years ended December 31, 2007, 2006 and 2005.

Table 1

Comparative Average Balance Sheets—Yields and Costs

	2007			2006
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$612,670,940	$51,218,071	8.36%	$543,788,897	$45,388,240	8.35%
Investment securities
Taxable (2)	241,542,784	12,038,237	4.98	229,869,324	11,055,872	4.81
Non-taxable (2)	1,508,676	94,439	6.26	0	0	0.00
Interest-bearing balances due from banks	6,973,476	435,428	6.24	2,310,095	208,179	9.01
Trading securities	1,048,997	45,367	4.32	270,314	16,915	6.26
Federal funds sold and securities purchased under agreements to resell	9,244,347	491,936	5.32	21,050,596	1,052,508	5.00

Total interest-earning assets	872,989,220	64,323,478	7.37%	797,289,226	57,721,714	7.24%

Noninterest-earning assets:
Cash and due from banks	6,858,855			4,384,703
Premises and equipment	2,976,316			1,113,868
Other, less allowance for loan losses	20,144,216			5,989,976

Total noninterest-earning assets	29,979,387			11,488,547

TOTAL ASSETS	$902,968,607			$808,777,773

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,712,664	44,563	1.20%	$4,057,924	49,125	1.21%
Savings	293,051	3,584	1.22	357,457	4,366	1.22
Money market	243,334,705	10,804,227	4.44	224,588,489	9,522,635	4.24
Time deposits	426,075,967	22,441,826	5.27	382,943,647	17,864,797	4.67

Total interest-bearing deposits	673,416,387	33,294,200	4.94	611,947,517	27,440,923	4.48
Federal funds purchased and securities sold under agreements to repurchase	17,456,068	880,675	5.05	3,233,621	164,745	5.09
Short-term debt	27,397	978	3.57	0	0	0.00
Long-term debt	114,187,397	4,689,316	4.11	104,328,767	3,999,689	3.83
Subordinated debentures	12,372,000	1,027,919	8.31	12,372,000	1,002,588	8.10

Total interest-bearing liabilities	817,459,249	39,893,088	4.88%	731,881,905	32,607,945	4.46%

Noninterest-bearing liabilities:
Demand deposits	8,156,772			5,500,135
Other liabilities	11,143,327			9,091,984

Total noninterest-bearing liabilities	19,300,099			14,592,119

Stockholders’ equity	66,209,259			62,303,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$902,968,607			$808,777,773

Net interest income		$24,430,390			$25,113,769

Interest income/earning assets			7.37%			7.24%
Interest expense/earning assets			4.57			4.09

Net interest income/earning assets			2.80%			3.15%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security. Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%.

	2005
	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$444,138,333	$31,143,523	7.01%
Investment securities
Taxable (2)	202,902,757	9,224,681	4.55
Non-taxable (2)	0	0	0.00
Interest-bearing balances due from banks	3,728,643	158,105	4.24
Trading securities	548	0	0.00
Federal funds sold and securities purchased under agreements to resell	17,653,463	612,327	3.47

Total interest-earning assets	668,423,744	41,138,636	6.15%

Noninterest-earning assets:
Cash and due from banks	3,161,663
Premises and equipment	969,852
Other, less allowance for loan losses	7,115,775

Total noninterest-earning assets	11,247,290

TOTAL ASSETS	$679,671,034

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,173,805	39,013	0.93%
Savings	486,699	6,008	1.23
Money market	227,564,626	6,869,144	3.02
Time deposits	276,425,470	9,111,147	3.30

Total interest-bearing deposits	508,650,600	16,025,312	3.15
Federal funds purchased and securities sold under agreements to repurchase	3,980,698	119,103	2.99
Short-term debt	0	0	0.00
Long-term debt	101,101,370	3,343,197	3.31
Subordinated debentures	12,372,000	776,464	6.28

Total interest-bearing liabilities	626,104,668	20,264,076	3.24%

Noninterest-bearing liabilities:
Demand deposits	4,237,220
Other liabilities	5,568,524

Total noninterest-bearing liabilities	9,805,744

Stockholders’ equity	43,760,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,671,034

Net interest income		$20,874,560

Interest income/earning assets			6.15%
Interest expense/earning assets			3.03

Net interest income/earning assets			3.13%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security. Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%.

Net interest income on a tax equivalent basis decreased $683,379 or 2.7% from $25.1 million in 2006 to $24.4 million in 2007. Net interest income was lower in 2007 due to a lower net interest margin. Net interest income on a tax equivalent basis was $20.9 million in 2005, which resulted in a net interest margin of 3.13%.

Interest income on a tax equivalent basis increased $6.6 million or 11.4% in 2007 due to increased volume of earning assets and increased yield on earning assets. Average earning assets increased 9.5% to $873.0 million or 96.7% of average total assets in 2007, compared with $797.3 million or 98.6% in 2006. The yield on earning assets increased 13 basis points from 7.24% in 2006 to 7.37% in 2007. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. The growth in these earning assets was primarily the result of improved quality loan demand as average loans increased $68.9 million or 12.7%. Average investment securities increased $13.2 million or 5.7%. The yield on earning assets for the year ended December 31, 2005 was 6.15%.

During 2007, loans, which are typically our highest yielding earning asset, increased as a percentage of earning assets. Average loans were 70.2% of average earning assets in 2007 versus 68.2% in 2006. The yield on loans increased 1 basis point from 8.35% in 2006 to 8.36% in 2007. The yield on loans for 2005 was 7.01%. The yield on taxable investment securities increased from 4.81% in 2006 to 4.98% in 2007. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, increased 32 basis points from 5.00% in 2006 to 5.32% in 2007. The yield on interest-bearing deposits with banks decreased 277 basis points from 9.01% in 2006 to 6.24% in 2007.

Our cost of funds increased $7.3 million or 22.3% in 2007 due to the increased volume of interest-bearing liabilities and the increased rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $85.6 million or 11.7% in 2007 to $817.5 million or 93.6% of average earning assets compared to $731.9 million or 91.8% average earning assets in 2006. Interest-bearing deposits were up $61.5 million or 10.0%, primarily driven by growth in time deposits. Average long-term debt increased $9.9 million from $104.3 million in 2006 to $114.2 million in 2007. The average rate paid on interest-bearing liabilities increased 42 basis points from 4.46% in 2006 to 4.88% in 2007. The average rate paid on interest-bearing liabilities was 3.24% in 2005. Average certificates of deposit were 52.1% of interest-bearing liabilities in 2007 versus 52.3% in 2006. Average long-term debt was 14.0% of interest-bearing liabilities in 2007 versus 14.3% in 2006.

The Federal Reserve decreased the federal funds target rate by 100 basis points in 2007, in increments of 50, 25, and 25 basis points, respectively, versus a 100 basis points increase in the federal funds target rate in 2006. The prime-lending rate changed by the same amount at each of these time periods.

The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Noninterest bearing funds decreased as a percent of earning assets in 2007 to 6.4% from 8.2% in 2006 primarily due to growth in interest bearing liabilities outpacing growth in interest earning assets. Table 2, Analysis of Net Interest Income Changes, shows the impact of balance sheet changes, which occurred during 2007, and the changes in interest rate levels.

Table 2

Analysis of Net Interest Income Changes

	2007 compared to 2006			2006 compared to 2005
	Change in Volume (1)	Change in Rate	Total	Change in Volume (1)	Change in Rate	Total
Interest income:
Loans (2)	$5,758,291	$71,540	$5,829,831	$7,707,156	$6,537,561	$14,244,717
Investment securities,
Taxable	573,323	409,042	982,365	1,275,446	555,745	1,831,191
Non-taxable	94,439	0	94,439	0	0	0
Interest-bearing balances due from banks	308,227	(80,978)	227,249	(77,252)	127,326	50,074
Trading securities	35,134	(6,682)	28,452	16,915	0	16,915
Federal funds sold and securities purchased under agreements to resell	(624,361)	63,789	(560,572)	133,624	306,557	440,181

Total interest-earning assets	$6,145,053	$456,711	$6,601,764	$9,055,889	$7,527,189	$16,583,078

Interest expense:
Interest checking	$(4,147)	$(415)	$(4,562)	$(1,111)	$11,223	$10,112
Savings	(788)	6	(782)	(1,579)	(63)	(1,642)
Money market	818,804	462,788	1,281,592	(90,974)	2,744,465	2,653,491
Time deposits	2,133,187	2,443,842	4,577,029	4,212,714	4,540,936	8,753,650
Federal funds purchased and securities sold under agreements to repurchase	717,551	(1,621)	715,930	(25,664)	71,306	45,642
Short-term debt	978	0	978	0	0	0
Long-term debt	393,300	296,327	689,627	109,561	546,931	656,492
Subordinated debentures	0	25,331	25,331	0	226,124	226,124

Total interest-bearing liabilities	4,058,885	3,226,258	7,285,143	4,202,947	8,140,922	12,343,869

Net interest income	$2,086,168	$(2,769,547)	$(683,379)	$4,852,942	$(613,733)	$4,239,209

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.
(2)	Balances of nonaccrual loans have been included for computational purposes.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $805,000, $1,600,000, and $1,870,000 in 2007, 2006, and 2005, respectively. The provision for loan losses was $795,000 lower in 2007 primarily because of lower net charge-offs and slower loan growth.

Net loan charge-offs were $423,467, or 0.07% of average loans in 2007 compared to $654,912, or 0.12% of average loans in 2006 and $315,105, or 0.07% of average loans in 2005. The allowance for loan losses totaled 1.24% of total loans as of December 31, 2007 compared to 1.22% of loans as of December 31, 2006, and 1.25% as of December 31, 2005. See the sections entitled “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below for additional information.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, gains on investment securities transactions, brokerage and investment services income, and other commissions and fees generated from various banking activities. We anticipate noninterest income becoming a more important contributing factor to our overall profitability. Noninterest income totaled $3.9 million in 2007 compared to $1.9 million in 2006 and 2005.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was $2.3 million in 2007 compared to $851,987 in 2006 and $691,632 in 2005. The increase in 2007 was primarily due to our expansion in Milwaukee.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees increased by $92,939 in 2007 compared to 2006 primarily due to higher loan participation fee income.

Gains on sales of investment securities were $292,051 in 2007, up from $240,952 in 2006 and down from $468,351 in 2005. The net gains in all three years resulted primarily from investment strategies used to take advantage of current market conditions and to provide liquidity for anticipated loan demand.

Service charges on deposit accounts were up $62,851 to $172,970 in 2007 compared to $110,119 in 2006 and $89,914 in 2005 due to higher correspondent banking analysis service charges.

Other operating income was up $418,118 to $802,082 in 2007 compared to $383,964 in 2006 and $367,228 in 2005 due primarily to increases in income from our federal funds agent program and our investment in bank owned life insurance.

Table 3

Other operating income

	2007	2006	2005
Earnings on cash surrender value life insurance	$602,723	$235,904	$220,315
Income—federal funds agent program	169,172	135,627	91,783
Gain on sale of other real estate	0	0	48,000
Other	30,187	12,433	7,130

Total	$802,082	$383,964	$367,228

Noninterest Expense

Noninterest expense increased $4.1 million or 26.1% and totaled $20.0 million in 2007 compared with $15.8 million in 2006. In 2006, noninterest expense increased $1.7 million or 12.2% from $14.1 million in 2005. Noninterest expense was higher primarily due to higher salaries and employee benefits and expenses related to the expansion of our correspondent banking business and brokerage and investment services business.

Salaries and employee benefits, the largest component of noninterest expense, totaled $11.7 million in 2007, $9.5 million in 2006, and $8.6 million in 2005. The increases during 2007 and 2006 were primarily due to investment in new personnel and increased incentive pay as our performance improved. Merit increases also contributed to this increase. At the end of 2007, we employed 117 full time equivalent employees, compared to 94 at the end of 2006 and 87.5 at the end of 2005.

Net occupancy expense increased 26.9% in 2007, largely due to the expansion of our office in Birmingham, and the opening of offices in Charlotte, Orlando and Milwaukee. Equipment expense increased $119,325 or 16.6% in 2007 largely due to increased maintenance contract expense and furniture and equipment expenses in our new offices.

Other operating expense increased 33.8% in 2007 largely due to higher travel and lodging expense, write down of other real estate, legal fees, and telephone and data communications expense. Travel and lodging expense increased $103,525 or 20.1% in 2007 largely due to the expansion of our correspondent banking business and brokerage and investment services business. Legal fees increased $200,065 or 165.5% in 2007 primarily due to our expansion efforts and management of our other real estate. We also had a $297,500 nonrecurring charge for the settlement of a lawsuit related to the discharge of two employees in the fourth quarter of 2007. Telephone and data communications expense increased $135,980 or 33.3% in 2007 due to our expansion in Milwaukee, Florida, and our Wealth Management business in Charlotte, NC.

Table 4

Other operating expense

	2007	2006	2005
Director fees	$374,500	$356,500	$339,500
Travel and lodging	619,916	516,391	336,870
Telephone and data communications	544,011	408,031	302,294
Write down of other real estate	490,003	7,121	227,664
Software maintenance contracts	326,699	358,868	257,549
Legal fees	320,990	120,925	153,958
Legal settlement	297,500	0	0
Accounting	288,139	254,852	217,403
Postage and courier service	261,388	231,287	195,365
Franchise tax	221,545	220,150	165,000
Investment seminars	196,369	135,567	170,954
Advertising	190,273	390,002	245,491
Consulting fees	176,214	111,037	80,069
Bankers blanket bond and insurance	164,841	179,431	136,428
Home equity closing costs	131,913	129,531	151,589
Other	2,084,350	1,581,234	1,290,059

Total	$6,688,651	$5,000,927	$4,270,193

Our overhead efficiency ratio was 70.2% in 2007 compared to 59.2% in 2006 and 63.3% in 2005. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio increased in 2007 because of higher overhead related to our expansion efforts. Our efficiency ratio improved from 2005 to 2006 because growth in revenue outpaced growth in overhead. We anticipate further improvement in this ratio as we continue to grow.

Income Taxes

Nexity Financial Corporation and its subsidiaries file a consolidated federal income tax return. We account for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, our deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to our cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences. In 2007, we adopted FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes.”

Total income tax expense included in the Consolidated Statements of Income was $2.2 million in 2007, compared to $3.5 million in 2006. Our effective income tax rates were 29.6% in 2007, 36.4% in 2006, and 33.1% for 2005. The effective tax rate decreased in 2007 compared to 2006 primarily due to lower income before income taxes and tax planning strategies implemented in the fourth quarter of 2006, which included investments in tax preferred assets.

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

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. At December 31, 2007 we had a net operating loss carryforwards for state tax purposes of $5.2 million compared with $2.7 million at December 31, 2006. We had no valuation allowance at December 31, 2007 and 2006.

For further information concerning income tax expense, refer to Note 9, Income Taxes, of our 2007 Consolidated Financial Statements.

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

Table 5

Investment Securities Portfolio Composition

	December 31,
	2007	2006	2005
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$63,728,924	$95,860,607	$63,483,387
Mortgage-backed securities	160,883,420	133,666,652	134,295,214
Tax exempt municipals	3,361,812	0	0
Other debt securities	8,025,800	3,040,000	4,570,400

Total debt securities	235,999,956	232,567,259	202,349,001
Equity securities	8,823,817	6,965,500	6,669,025

Total investment securities	244,823,773	239,532,759	209,018,026

Total securities as a percentage of total assets	25.8%	26.9%	26.6%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	26.0%	40.0%	30.4%
Mortgage-backed securities	65.7	55.8	64.2
Tax exempt municipals	1.4	0.0	0.0
Other debt securities	3.3	1.3	2.2

Total debt securities	96.4	97.1	96.8
Equity securities	3.6	2.9	3.2

Total	100.0%	100.0%	100.0%

Investment securities were $244.8 million at December 31, 2007, compared with $239.5 million at December 31, 2006. At December 31, 2007, investment securities represented 25.8% of total assets compared with 26.9% at December 31, 2006. The reason for the slight decrease in the mix of investment securities was loan growth in 2007. We had a net unrealized loss on investment securities available-for-sale, net of tax, of $839,029 at December 31, 2007, compared with $2.0 million at the same time last year. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The amortized cost, fair value, tax equivalent yield, and contractual maturity schedule of debt securities at December 31, 2007 are shown in Table 6. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Table 6

Investment Securities Maturity Schedule

(December 31, 2007)

(Dollars in thousands

	Amortized Cost	Fair Value	Tax Equivalent Yield
U.S. government sponsored agencies:
Within one year	$0	$0	0.00%
One to five years	30,722	31,160	4.92
Five to ten years	32,159	32,569	5.29
Over ten years	0	0	0.00

Total	62,881	63,729	5.11

Mortgage-backed securities:
Within one year	0	0	0.00
One to five years	1,438	1,403	3.48
Five to ten years	21,634	21,280	4.62
Over ten years	140,147	138,200	5.08

Total	163,219	160,883	5.01

Obligations of states and political subdivisions:
Within one year	0	0	0.00
One to five years	0	0	0.00
Five to ten years	0	0	0.00
Over ten years	3,334	3,362	6.32

Total	3,334	3,362	6.32

Other debt securities:
Within one year	0	0	0.00
One to five years	0	0	0.00
Five to ten years	0	0	0.00
Over ten years	7,809	8,026	7.21

Total	7,809	8,026	7.21

Equity securities (1)	8,824	8,824	N/A

Total portfolio	$246,067	$244,824	5.12%

(1)	Equity securities have no contractual maturity or yield and accordingly are excluded from the yield calculation.

Average investment securities excluding the net unrealized gain or loss on available-for-sale securities were $243.1 million in 2007, an increase of 5.7% from $229.9 million in 2006. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased 15 basis points in 2007 from 4.97% in 2006 to 5.12% in 2007.

The duration of the debt securities portfolio decreased to approximately 3.9 years at December 31, 2007 from approximately 5.0 years at December 31, 2006 due to the decreasing interest rate environment.

We realized $292,051 in gains from the sale of $36.0 million of available-for-sale securities during 2007 versus $240,952 in gains from the sale of $15.8 million of available-for-sale securities during 2006. We realized $468,351 in gains from the sale of $4.6 million of available-for-sale securities during 2005.

We had no investment securities held-to-maturity and recorded at amortized cost at December 31, 2007 and 2006.

At December 31, 2007, we had no trading securities that were marked to market and held short-term compared to $2.0 million at December 31, 2006.

Loans

Loans, the largest component of earning assets, totaled $644.9 million and represented 68.1% of total assets and 90.9% of total deposits at December 31, 2007, compared with $606.0 million and 68.0% of total assets and 92.0% of total deposits at December 31, 2006. In 2007, average loans grew 12.7% to $612.7 million from $543.8 million in 2006. The primary strategy for loan generation is buying loan participations from community banks. Community banks sell loan participations primarily due to legal lending limitations, liquidity purposes, and other special needs. Our correspondent lenders focus primarily on small and medium-sized banks in Alabama, Georgia, Florida, North Carolina, South Carolina, and Texas. Our lenders have a high level of experience dealing with community banks and analyzing the different types of loans in these market areas.

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

The loans generated through community bank loan participations are typically real estate construction loans, commercial real estate loans, and loans secured by common stock of community banks. Construction and commercial real estate loans are typically participated because they exceed the community bank’s legal lending limit, and the size of the loan participation is usually between $1 million and $10 million. We use standard underwriting policies and procedures for each loan participation purchased. These loans are geographically dispersed through our market areas and are not significantly concentrated in one small geographic region or state. We attempt to minimize the risk by generally making a significant amount of these type loans only on owner-occupied properties, by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

We have established concentration limits on commercial real estate—acquisition and development, multifamily, and income producing commercial real estate loans of 575.0% of total capital. At December 31, 2007 these loans totaled $407.1 million or 474.0% of total capital. We have established concentration limits on real estate construction loans of 350.0% of total capital and at December 31, 2007, these loans totaled $298.9 million or 344.3% of total capital. We also have established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at December 31, 2007 these loans totaled $89.3 million or 102.8% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. During 2007, the residential real estate market did experience credit deterioration attributable to decreasing home sales and prices.

The composition of the loan portfolio at December 31 for the last five years is presented in Table 7, “Loan Portfolio Composition,” below. Commercial, financial, and agricultural loans increased 23.8% from 2006 and represent 24.4% of gross loans at December 31, 2007. The increase in commercial loans is mostly due to an increase in bank holding company loans and loans to banks in formation. Real estate-construction loans, which were 46.4% of gross loans at December 31, 2007, increased 2.8% compared to the previous year. The slight increase in construction loans is due to a slow down in new construction. Real estate-mortgage or commercial real estate loans decreased 3.2% from 2006 and represent 21.0% of gross loans at December 31, 2007. Commercial real estate loans were lower due to weaker loan demand and paydowns of existing loans. Installment loans to individuals, which include residential real estate loans, represent 2.6% of gross loans and increased $2.4 million during 2007. Home equity lines of credit increased $3.0 million from 2006 and represent 5.6% of gross loans at December 31, 2007. Lease financing receivables, which represent less than 0.1% of gross loans at December 31, 2007, decreased $102,793 compared to the previous year. Other loans decreased $126,756 from 2006 and represent less than 0.1% of gross loans at December 31, 2007.

Table 7

Loan Portfolio Composition

	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	$157,504,497	$127,268,666	$125,508,057	$86,660,894	$70,748,448
Real estate—construction	298,920,944	290,876,262	186,128,578	108,000,807	77,648,068
Real estate—commercial	135,167,001	139,634,491	151,883,652	140,520,747	131,512,411
Installment loans to individuals	16,895,919	14,539,865	16,926,398	20,664,146	14,840,957
Home equity lines of credit	36,171,005	33,200,177	34,302,363	29,501,006	23,838,617
Lease financing receivables	191,358	294,151	658,360	1,947,592	5,363,725
Other	12,853	139,609	165,780	208,147	107,071

Total loans	644,863,577	605,953,221	515,573,188	387,503,339	324,059,297

	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	24.4%	21.1%	24.3%	22.3%	21.8%
Real estate—construction	46.4	48.0	36.1	27.9	24.0
Real estate—commercial	21.0	23.0	29.5	36.3	40.6
Installment loans to individuals	2.6	2.4	3.3	5.3	4.6
Home equity lines of credit	5.6	5.5	6.7	7.6	7.3
Lease financing receivables	0.0	0.0	0.1	0.5	1.7
Other	0.0	0.0	0.0	0.1	0.0

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 8 presents maturities of certain loan classifications based on collateral type at December 31, 2007. The table also provides the breakdown between those loans with a fixed interest rate and those loans with a variable interest rate.

Table 8

Selected Loan Maturities and Interest Rate Sensitivity (December 31, 2007)

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$45,631,831	$41,946,372	$69,926,294	$157,504,497
Real estate—construction	218,030,037	73,957,908	6,932,999	298,920,944
Real estate—commercial	33,467,012	64,193,836	37,506,153	135,167,001
Installment loans to individuals	10,295,787	4,981,950	1,618,182	16,895,919
Home equity lines of credit	1,964,562	0	34,206,443	36,171,005
Lease financing receivables	191,358	0	0	191,358
Other loans	12,853	0	0	12,853

Total loans	$309,593,440	$185,080,066	$150,190,071	$644,863,577

Total of loans above with:
Fixed interest rates	$42,948,916	$55,343,507	$13,725,144	$112,017,567
Variable interest rates	266,644,524	129,736,559	136,464,927	532,846,010

Total loans	$309,593,440	$185,080,066	$150,190,071	$644,863,577

Directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2007, 2006 and 2005, were $5.9 million, $485,000, and $930,950, respectively. During 2007, $5.9 million in new loans were made, and repayments totaled $474,018. Total commitments to these persons were $6.7 million at December 31, 2007 and $1.0 million at December 31, 2006, and 2005. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

Risk Characteristics of Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, we consider the three major categories of loans: Commercial, Real Estate Construction and Commercial Real Estate. These three categories made up 91.8% of the total loan portfolio, as of December 31, 2006.

Commercial. Our commercial loan portfolio primarily consists of holding company loans, loans secured by common stock of community banks, and various other loans. Commercial loans increased $30.2 million in 2007 to $157.5 million or 24.4% of the total loan portfolio, as of December 31, 2007.

Geographically, over 75% of the loans in the commercial portfolio are in three states: Georgia (50,63%), Alabama (14.46%), and Texas (10.21%).

From 2003 through 2007, net commercial loan losses as a percent of average commercial loans outstanding ranged from a low of 0.06% in 2006 to a high of 1.41% in 2003. Net commercial loan losses in 2007 totaled $368,082 up from $70,000 in 2006.

Real Estate Construction. Our construction portfolio primarily consists of loans for residential property lot development, single family residential and condominium developments. Real estate construction loans increased $8.0 million in 2007 to $298.9 million or 46.4% of the total loan portfolio as of December 31, 2007. The slight growth in construction loans was primarily due to a slow down in new construction in our primary markets. These loans are normally secured by land, buildings, and personal guarantees and are generally pre-sold. Geographically, 70% of the loans are in three states: South Carolina (30.11%), Georgia (28.40%) and Florida (10.99%).

Management closely monitors real estate construction loans, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and periods of high interest rates. We attempt to mitigate this risk by following underwriting standards that generally include: requiring an equity investment, sufficient presales with nonrefundable earnest money to pay off the loan, bonded contracts and personal guarantees from the principals. During 2007, due to the slow down in the real estate market, we started to see, for the first time, a number of individuals opting out of their purchase contracts. This loss of presales was the primary reason for the increase in nonperforming assets.

In 2007, construction loan losses were $0.

Commercial Real Estate. The commercial real estate portfolio primarily consists of loans with maturities of less than five years with amortization schedules typically ranging from 15 to 25 years. Commercial real estate loans decreased $4.5 million in 2007 to $135.2 million or 21.0% of the total loan portfolio as of December 31, 2007. Land, buildings, and personal guarantees normally secure these loans. Geographically, 65% of the loans are in three states: South Carolina (28.096%), Georgia (19.54%) and North Carolina (18.33%). Although some risk is inherent in this type of lending, we manage our risk by following underwriting standards that include adequate cash flow to service the debt, collateral values that exceed the loan amount, and in most cases personal guarantees from the principals. From 2003 through 2007, net commercial real estate loan losses as a percent of average commercial real estate outstanding ranged from a low of 0.00% in 2007 to a high of 0.38% in 2006. Net losses in 2007 were zero, down from $473,428 or 0.38% in 2006.

Nonperforming Assets

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

Nonperforming assets consist of nonaccrual loans on which the ultimate collection of the full amount of principal and/or interest is uncertain, loans past due 90 days or more as to principal or interest, and other real estate owned. We do not have any foreign loans or loans for highly leveraged transactions.

Table 9

Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$8,844,211	$513,920	$2,651,025	$1,811,446	$229,137
Loans past due ninety days or more	741,730	0	0	0	71,402
Other real estate owned	3,377,470	4,742,400	1,500,000	82,000	580,316

Total nonperforming assets	$12,963,411	$5,256,320	$4,151,025	$1,893,446	$880,855

Nonperforming assets to total loans and other real estate owned	2.00%	0.86%	0.80%	0.49%	0.27%
Nonperforming assets to total assets	1.37%	0.59%	0.53%	0.31%	0.17%

During 2007, nonperforming assets increased $7.7 million to $13.0 million, compared with $5.3 million reported in 2006. At December 31, 2007, we had loans past due 90 days or more of $741,730 compared to $0 at December 31, 2006. The nonperforming assets to total loans and other real estate owned ratio was 2.0% in 2007, compared to 0.86% in 2006. The increase in nonperforming loans was primarily caused by two real estate construction condominium loans located in Florida. Purchasers are not closing on their contracts, causing a loss of presales.

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

We determine our allowance for loan losses in accordance with SFAS No. 114 and SFAS No. 5. In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process. The loan portfolio is stratified by loan type and risk-grade. The assigned estimated amount of loss for each stratification is based on several factors, including current and historical loss experience of each loan type, management’s judgment of economic conditions, and risk-grade.

At December 31, 2007 and 2006, we had $38.5 million and $513,920, respectively, in loans considered impaired. Impaired loans had a related specific allowance for loan losses of $2.1 million and $0 at December 31, 2007 and 2006, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2007 and 2006.

The increase in impaired loans was primarily due to higher impaired real estate construction loans. While these loans were made with enough pre-sold units to pay off the loan, purchasers failed to close on their contracts at project completion. Impaired real estate construction loans increased $34.0 million in 2007, with one project making up half of the increase. Impaired loans include nine loans which totaled $29.7 million at December 31, 2007 that are classified as performing. These loans are considered impaired because we do not expect to collect principal and interest per the terms of the loans. However, we do not anticipate incurring any losses on these loans.

Typically impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

Table 10

Summary of Loan Loss Experience

	As of and for the years ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$7,411,803	$6,466,714	$4,911,819	$4,102,626	$3,867,872

Amounts charged off during year:
Commercial, financial and agricultural	381,470	76,738	198,196	240,286	789,956
Real estate—construction	0	64,896	0	0	0
Real estate—commercial	0	473,428	79,140	64,446	0
Installment loans to individuals and other loans	30,400	49,234	5,908	2,000	0
Home equity lines of credit	24,986	0	13,265	0	0
Lease financing receivables	0	0	42,249	34,056	162,119

Total loans charged off	436,856	664,296	338,758	340,788	952,075

Amount of recoveries during year:
Commercial, financial and agricultural	13,194	9,385	18,638	3,815	9,114
Real estate—construction	0	0	0	0	0
Real estate—commercial	0	0	0	0	0
Installment loans to individuals and other loans	195	0	5,015	19,544	30,472
Lease financing receivables	0	0	0	11,622	22,243

Total recoveries	13,389	9,385	23,653	34,981	61,829

Net loans charged off	423,467	654,911	315,105	305,807	890,246

Provision for loan losses	805,000	1,600,000	1,870,000	1,115,000	1,125,000
Allowance acquired in acquisition of loan portfolio	175,401	0	0	0	0

Allowance for loan losses at end of year	$7,968,737	$7,411,803	$6,466,714	$4,911,819	$4,102,626

Ratio of net charge-offs during the year to average loans outstanding during the year	0.07%	0.12%	0.07%	0.09%	0.29%
Average Loans Outstanding	$612,670,940	$543,788,897	$444,138,333	$347,935,675	$302,651,532

The ratio of net charge-offs to average loans was 0.07% in 2007 and 0.12% in 2006. An $805,000 provision for loans losses was made in 2007, compared with $1,600,000 in 2006.

The lower level of the provision for loan losses during 2007 was primarily attributable to lower net charge – offs and slower loan growth in 2007. Net charge-offs were higher in 2006 than 2005, mostly due to one commercial real estate loan that was carried in nonaccrual loans at December 31, 2005. Net charge-offs were higher in 2003 primarily because of charges related to Internet originated small business lines of credit that were offered briefly during late 2000 and early 2001. Marketing of this product stopped in May 2001.

The provision for loan losses was made to reflect losses inherent in the loan portfolio at the balance sheet date. Specific reserves are provided on impaired loans. The specific reserves are determined on loan-by-loan basis based on an impairment analysis done in accordance with SFAS No. 114. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves.

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

Table 11

Composition of Allowance for Loan Losses

	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	$1,736,336	$2,558,989	$2,616,497	$2,044,860	$2,227,757
Real estate—construction	3,979,409	1,195,588	433,041	1,178,557	310,687
Real estate—commercial	1,446,018	978,157	1,602,142	1,195,511	1,099,751
Installment loans to individuals	115,537	99,482	49,448	117,383	161,278
Home equity lines of credit	133,279	49,837	51,454	44,252	35,758
Lease financing receivables	0	38,654	60,746	248,676	261,419
Other	0	50	12	5,496	9
Unallocated	558,158	2,491,046	1,653,374	77,084	5,967

Total	$7,968,737	$7,411,803	$6,466,714	$4,911,819	$4,102,626

The unallocated amount represents estimated inherent credit losses in our portfolio as of the balance sheet date. The amount of unallocated allowance decreased 78.0% to $558,158 in 2007 from $2.5 million in 2006. The primary reason for the decline was that the allocation for real estate loans increased. The unallocated amount is subjective and based on primarily qualitative factors and to a lesser extent quantitative factors. In addition, it represents the inherent impressions related to the allowance estimation process. Qualitative factors include recent economic stresses that have occurred and impact our portfolio (depressed economy, loss of consumer confidence, and slowing of real estate market). All of these factors support our conclusion for the current level of unallocated.

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

Funding Sources

Total deposits were $709.2 million and represented 74.9% of total assets at December 31, 2007, compared with $658.4 million and 73.9% of total assets at December 31, 2006. In 2007, deposits grew $50.8 million or 7.7% from 2006, primarily due to our competitive rates offered to commercial and consumer customers. In 2007, the mix of interest-bearing deposits changed as certificates of deposit increased 4.0%, and money market deposits increased 15.1%, while interest-bearing checking increased 8.8%, and savings accounts decreased 5.0%. Certificates of deposit represented 60.3% of total deposits in 2007 and 62.4% in 2006. Money market accounts represented 38.4% of total deposits in 2007 and 35.9% in 2006. Interest checking accounts represented 0.6% of total deposits in 2007 and 2006. Savings accounts represented less than 0.1% of deposits in 2007 and 2006. Demand deposits decreased 27.9% to $4.8 million from 2006 to 2007 and represented 0.7% of total deposits in 2007 and 1.0% of total deposits in 2006.

Table 12

Types of Deposits

	December 31,
	2007	2006	2005	2004	2003
Noninterest—bearing demand deposits	$4,813,386	$6,677,509	$4,300,846	$3,319,315	$1,724,487
Interest—bearing checking	4,437,201	4,079,170	4,998,265	4,368,349	10,862,690
Money market accounts	271,964,295	236,289,435	244,907,863	218,949,539	207,604,883
Savings accounts	296,472	312,176	404,779	518,158	477,613
Brokered deposits	15,201,000	33,325,000	41,918,000	34,698,000	28,932,000
Time deposits under $100,000	253,732,571	237,563,640	188,326,181	133,361,315	89,770,275
Time deposits of $100,000 or more	158,711,609	140,145,532	111,813,710	61,476,666	48,883,269

Total Deposits	$709,156,534	$658,392,462	$596,669,644	$456,691,342	$388,255,217

	2007	2006	2005	2004	2003
Noninterest—bearing demand deposits	0.7%	1.0%	0.7%	0.7%	0.4%
Interest—bearing checking	0.6	0.6	0.9	1.0	2.8
Money market accounts	38.4	35.9	41.0	47.9	53.5
Savings accounts	0.0	0.0	0.1	0.1	0.1
Brokered deposits	2.1	5.1	7.0	7.6	7.5
Time deposits under $100,000	35.8	36.1	31.6	29.2	23.1
Time deposits of $100,000 or more	22.4	21.3	18.7	13.5	12.6

Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Table 13 shows a maturity schedule for time deposits at December 31, 2007.

Table 13

Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2007
Three months or less	$53,413,568
Over three through six months	43,922,272
Over six through twelve months	58,909,582
Over twelve months	2,466,187

Total outstanding	$158,711,609

Borrowings

We continue to use cost-effective alternative funding sources, including brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $14.2 million to $17.5 million in 2007 from $3.2 million in 2006. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use a portion as a funding source. At December 31, 2007, the pool of federal funds totaled $235.8 million of which we used $16.9 million as a funding source compared with $247.9 million and $35 million at December 31, 2006.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury, Government sponsored agency securities, and mortgage-backed securities. Short-term advances from the FHLB totaled $10.0 million at December 31, 2007 versus $0 at December 31, 2006. The rate on short-term FHLB advances adjusts daily. Advances from the FHLB with an initial maturity of more than one year totaled $120.0 million at December 31, 2007 versus $110.0 million at December 31, 2006. Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2010 to 2017. The increase in long-term borrowings during 2007 and 2006 reflects management’s efforts to extend our maturities for interest rate risk management.

Table 14

Type of Borrowings

	December 31,
	2007	2006	2005
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$16,930,082	$35,000,000	$560,000
FHLB Advances	10,000,000	0	0

	26,930,082	35,000,000	560,000

Long-Term Borrowings
FHLB Advances	120,000,000	110,000,000	105,000,000
LaSalle Advance	1,400,000	0	0
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	133,772,000	122,372,000	117,372,000

Total Borrowings	$160,702,082	$157,372,000	$117,932,000

We have a revolving line of credit with LaSalle Bank of $15,000,000 of which $1,400,000 was outstanding at December 31, 2007. Under the terms of the Loan Agreement, the loan is secured by 100% of the common stock in the Bank. This advance matures on November 18, 2008 and has a floating rate equal to three month LIBOR, appearing in the Wall Street Journal, plus 150 basis points (1.50%), which was 6.3575% at December 31, 2007. Interest payable quarterly and principal is due at maturity.

The subordinated notes are junior subordinated debentures owed to Nexity Capital Trust II due July 23, 2034. They are secured by trust preferred securities and have 30-year lives with a call option on July 23, 2009 and each interest date thereafter, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements. The subordinated notes have a floating rate equal to three month LIBOR plus 280 basis points (2.80%) and reprice quarterly in January, April, July, and October.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On September 21, 2005, we completed our initial public offering and raised $25.4 million, net of offering costs. At December 31, 2007, stockholders’ equity was $66.5 million versus $65.2 million at December 31, 2006. The increase in stockholders’ equity was primarily the result of the retention of earnings. We have not paid any cash dividends.

In March of 2006, April of 2007, and July of 2007, we announced stock repurchase plans authorizing the Corporation to repurchase up to 400,000, 250,000 and 800,000 shares of common stock, respectively, for an aggregate total of 1,450,000 shares. In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. At December 31, 2007, we had repurchased 971,286 shares or 67.0% of shares authorized for repurchase at an average price of $10.10 per share. The programs are dependent upon market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. Repurchases under these programs are made using our own cash resources.

Book value per share at December 31, 2007 and 2006 was $8.56 and $7.78, respectively. Tangible book value per share at December 31, 2007 and 2006 was $8.45 and $7.67, respectively. Tangible book value was below book value as a result of an intangible asset related to our banking charter.

Note 19, Regulatory Matters, of our 2007 Consolidated Financial Statements sets forth various capital ratios for us. Due to the adoption of FIN 46, we report debt associated with trust preferred securities on our consolidated balance sheets as subordinated debentures as described in the Borrowing section above. Under current regulatory guidelines, these securities qualify for Tier 1 capital treatment. At December 31, 2007 and 2006, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12, Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust, of our 2007 Consolidated Financial Statements.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 8.37% and 9.26% at December 31, 2007 and 2006, respectively. As part of forming the holding company, the Federal Reserve Bank required us to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required Nexity Bank to maintain a minimum leverage ratio of 7.0%. This ratio for Nexity Bank was 8.33% and 8.77% at December 31, 2007 and 2006 respectively.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity and qualifying trust preferred securities less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.76% and 10.77% at December 31, 2007 and 2006, respectively, and a total risk-based capital ratio of 10.75% and 11.79% at December 31, 2007 and 2006, respectively, well above the regulatory requirements for a well-capitalized institution. Note 19, Regulatory Matters, to our 2007 Consolidated Financial Statements presents our actual capital amounts and ratios at December 31, 2007 and 2006.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. The model reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at December 31, 2007 levels.

Table 15

Net Interest Income Risk Analysis at December 31, 2007

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	5.20%
1.00	2.17
Flat	—
(1.00)	(2.59)
(2.00)	(5.04)

The overall net interest income profile shows positive changes in net interest income if rates ratably increase 100 or 200 basis points. This increase is primarily attributable to a high level of variable rate loans. The down 100 or 200 basis point scenario reflects greater variation also due to the high level of variable rate loans and certain deposit rates that have reached what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing these deposits by the entire 200 basis points.

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

Table 16

Economic Value of Equity Risk Analysis at December 31, 2007

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(17.18)%
Flat	—
(2.00)	7.93

Table 17 shows our interest rate sensitivity at December 31, 2007 indicating an asset-sensitive position in the three months or less period and a liability-sensitive position in the four months to six months period and seven months to twelve months period. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $143.1 million or 15.9% of total interest-earning assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

Table 17

Interest Rate Sensitivity Analysis

(December 31, 2006 balances in thousands)

	0-3 mos.	4-6 mos.	7-12 mos.	Total within one year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$535,578	$7,196	$21,855	$564,629	$56,924	$13,725	$635,278
Investment securities (2)	0	0	0	0	32,160	213,907	246,067
Federal funds sold	8,487	0	0	8,487	0	0	8,487
Interest-bearing balances due from banks	10,121	0	0	10,121	0	0	10,121

Total interest-earning assets	$554,186	$7,196	$21,855	$583,237	$89,084	$227,632	$899,953

Percent of total interest-earning assets	61.6%	0.8%	2.4%	64.8%	9.9%	25.3%	100.0%
Interest-bearing liabilities:
Interest checking	$0	$0	$0	$0	$4,437	$0	$4,437
Savings	0	0	0	0	297	0	297
Money market	271,964	0	0	271,964	0	0	271,964
Certificates of deposit of $100,000 or more	53,414	43,923	58,909	156,246	2,466	0	158,712
Certificates of deposit less than $100,000	95,755	75,290	86,338	257,383	11,385	165	268,933
Federal funds purchased	16,930	0	0	16,930	0	0	16,930
Short-term borrowings	10,000	0	0	10,000	0	0	10,000
Long-term borrowings	1,400			1,400	25,000	95,000	121,400
Subordinated debentures	12,372	0	0	12,372	0	0	12,372

Total interest-bearing liabilities	461,835	119,213	145,247	726,295	43,585	95,165	865,045
Other sources—net	0	0	0	0	0	34,908	34,908

Total sources—net	$461,835	$119,213	$145,247	$726,295	$43,585	$130,073	$899,953

Percent of total interest-earning assets	51.3%	13.2%	16.1%	80.7%	4.8%	14.5%	100.0%
Periodic interest-sensitive gap	$92,351	$(112,017)	$(123,392)	$(143,058)	$45,499	$97,559	$—
Cumulative interest-sensitive gap	$92,351	$(19,666)	$(143,058)	$(143,058)	$(97,559)	$—	$—
Percent of total interest-earning assets	10.3%	(2.2)%	(15.9)%	(15.9)%	(10.8)%	—%	—

(1)	Loan balances do not include nonaccrual loans and loans past due ninety days and still accruing.
(2)	Investment securities exclude the unrealized loss on available for sale securities of $1,242,855.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

We anticipate that interest rates will decline in 2008 and this could put additional pressure on the net interest margin and on net interest income. Since we have more assets that reprice immediately when interest rates change, it takes approximately six months for us to reprice enough interest-bearing liabilities to match the level of assets. We expect the net interest margin to be lower than our expected range of 2.90%—3.00% until rates reach a stable level.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of December 31, 2007 and 2006, totaled $120.0 million and $110.0 million, respectively. At December 31, 2007, we had $163.7 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund our short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At December 31, 2007, we had unused short-term lines of credit totaling $40.0 million with correspondent banks. We began providing cash management services to community banks in 2003. As part of this service, we manage a pool of overnight federal funds. Most of this pool is invested with upstream correspondent banks and we use up to 25% as a funding source. At December 31, 2007, the pool of federal funds totaled $235.8 million of which we used $16.9 million as a funding source compared with $247.9 million and $35.0 million at December 31, 2006.

The following table presents additional information about our contractual obligations as of December 31, 2007, which by their terms have contractual maturity and termination dates subsequent to December 31, 2007 (dollars in thousands):

Table 18

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Time Deposits	$413,628	$14,017	$0	$0	$427,645
Short-term borrowings	26,930	0	0	0	26,930
Long-term borrowings	1,400	5,000	20,000	95,000	121,400
Subordinated debentures	0	0	0	12,372	12,372
Operating leases	515	501	166	0	1,182

Total	$442,473	$19,518	$20,166	$107,372	$589,529

In March of 2008, the Bank entered into a contract to purchase a building for our headquarters in Birmingham, AL for $8.7 million.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2007, we had outstanding standby letters of credit of $15.4 million and unfunded loan commitments outstanding of $215.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At December 31, 2007, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.

The following table presents additional information about our unfunded commitments as of December 31, 2007, which by their terms have contractual maturity dates subsequent to December 31, 2007 (dollars in thousands):

Table 19

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$6,344	$8,814	$250	$0	$15,408
Lines of credit	80,841	62,104	7,506	65,440	215,891

Total	$87,185	$70,918	$7,756	$65,440	$231,299

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk and Asset/Liability Management” and “Liquidity Risk Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Restrictions on Cash and Due from Bank Accounts, and Note 17, Disclosures about Fair Value of Financial Instruments, from our 2007 Consolidated Financial Statements for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

Management of Nexity Financial Corporation (the “Corporation”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the consolidated financial statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that the Corporation’s 2007 Annual Report of Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of the Corporation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nexity Financial Corporation

Birmingham, Alabama

We have audited the consolidated balance sheets of Nexity Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows of Nexity Financial Corporation and Subsidiaries for the year ended December 31, 2005 were audited by other auditors, whose report dated March 16, 2006 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexity Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nexity Financial Corporation

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Nexity Financial Corporation and subsidiaries (the Company) as of December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 16, 2006

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$9,840,620	$5,590,753
Interest-bearing deposits in other banks	10,120,506	1,904,898
Federal funds sold	8,487,235	19,977,025
Investment securities available-for-sale, at fair value	244,823,773	239,532,759
Trading securities	0	1,998,500
Loans, net of unearned income	644,863,577	605,953,221
Allowance for loan losses	(7,968,737)	(7,411,803)

Net loans	636,894,840	598,541,418

Premises and equipment, net of accumulated depreciation	3,381,882	977,552
Deferred tax asset	4,037,210	3,931,577
Intangible assets	910,655	910,655
Other real estate owned	3,377,470	4,742,400
Bank owned life insurance	17,337,062	6,767,338
Other assets	8,001,376	6,146,626

Total assets	$947,212,629	$891,021,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$4,813,386	$6,677,509
NOW and money market accounts	276,401,496	240,368,605
Time deposits $100,000 and over	158,711,609	140,145,532
Other time and savings deposits	269,230,043	271,200,816

Total deposits	709,156,534	658,392,462
Federal funds purchased and securities sold under agreements to repurchase	16,930,082	35,000,000
Short-term borrowings	10,000,000	0
Long-term borrowings	121,400,000	110,000,000
Subordinated debentures	12,372,000	12,372,000
Accrued expenses and other liabilities	10,822,494	10,086,617

Total liabilities	880,681,110	825,851,079

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding—none in 2007 and 2006	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock—8,740,680 in 2007 and 2006	87,407	87,407
Surplus	62,338,797	62,187,656
Retained earnings	14,756,413	9,438,618
Accumulated other comprehensive loss	(839,029)	(1,983,014)
Treasury Stock, at cost—971,286 shares in 2007 and 365,950 shares in 2006	(9,812,069)	(4,560,245)

Total stockholders’ equity	66,531,519	65,170,422

Total liabilities and stockholders’ equity	$947,212,629	$891,021,501

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation & Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$51,218,071	$45,388,240	$31,143,523
Interest on investment securities
Taxable	12,083,604	11,072,787	9,224,681
Non-taxable	62,330	0	0
Interest on federal funds sold	491,936	1,052,508	612,327
Other interest income	435,428	208,179	158,105

Total interest income	64,291,369	57,721,714	41,138,636

INTEREST EXPENSE:
Interest on deposits	33,294,200	27,440,923	16,025,312
Interest on short-term borrowings	881,653	164,745	119,103
Interest on long-term borrowings	4,689,316	3,999,689	3,343,197
Interest on subordinated debentures	1,027,919	1,002,588	776,464

Total interest expense	39,893,088	32,607,945	20,264,076

Net interest income	24,398,281	25,113,769	20,874,560
Provision for loan losses	805,000	1,600,000	1,870,000

Net interest income after provision for loan losses	23,593,281	23,513,769	19,004,560

NONINTEREST INCOME:
Service charges on deposit accounts	172,970	110,119	89,914
Commissions and fees	411,415	318,476	287,669
Gains on sales of investment securities	292,051	240,952	468,351
Brokerage and investment services income	2,252,585	851,987	691,632
Other operating income	802,082	383,964	367,228

Total noninterest income	3,931,103	1,905,498	1,904,794

NONINTEREST EXPENSE:
Salaries and employee benefits	11,694,879	9,525,060	8,637,568
Net occupancy expense	755,828	595,861	543,082
Equipment expense	836,640	717,315	672,120
Other operating expense	6,688,651	5,000,927	4,270,193

Total noninterest expense	19,975,998	15,839,163	14,122,963

Income before income taxes	7,548,386	9,580,104	6,786,391
Provision for income taxes	2,230,591	3,485,543	2,245,080

Net income	$5,317,795	$6,094,561	$4,541,311

Net income per share—basic	$0.65	$0.72	$0.61

Net income per share—diluted	$0.62	$0.67	$0.57

Weighted average common shares outstanding—basic	8,201,045	8,496,457	7,415,241

Weighted average common shares outstanding—diluted	8,637,156	9,046,809	8,018,058

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$5,317,795	$6,094,561	$4,541,311
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(521,515)	(370,698)	(236,378)
Depreciation and amortization	782,440	719,941	582,603
Provision for loan losses	805,000	1,600,000	1,870,000
Gain on sales of investment securities available-for-sale	(292,051)	(240,952)	(468,351)
Gain on sales of other real estate	0	0	(48,000)
Gain on sales of premises and equipment	0	0	(3,581)
Stock based compensation	151,141	62,476	0
Change in trading securities	1,998,500	(1,998,500)	0
Change in other assets	(759,444)	(4,120,803)	(3,153,758)
Change in bank owned life insurance	(569,724)	(209,072)	(199,136)
Change in deferred tax asset	(768,352)	(463,438)	(2,008,390)
Change in other liabilities	735,877	3,442,673	4,177,532

Net cash provided by operating activities	6,879,667	4,516,188	5,053,852

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(82,028,276)	(71,171,994)	(62,837,816)
Proceeds from sales of investment securities available-for-sale	35,951,716	15,768,261	4,560,304
Proceeds from maturities of investment securities available-for-sale	43,405,816	25,727,071	46,802,513
Net increase in loans	(39,158,422)	(91,034,944)	(128,384,954)
Purchase of bank owned life insurance	(10,000,000)	(1,200,000)	0
Capital expenditures	(2,917,146)	(278,971)	(814,212)

Net cash used for investing activities	(54,746,312)	(122,190,577)	(140,674,165)

Cash flows from financing activities:
Net change in deposits	50,764,072	61,722,818	139,978,302
Net change in short-term borrowings	(8,069,918)	34,440,000	(6,704,000)
Net change in long-term borrowings	11,400,000	5,000,000	10,000,000
Proceeds from issuance of common stock in accordance with:
Common Stock Offering (net of direct costs)	0	0	25,435,162
Stock Option Plan	0	220,571	144,379
Purchase of treasury stock	(5,251,824)	(4,560,245)	0

Net cash provided by financing activities	48,842,330	96,823,144	168,853,843

Net change in cash and cash equivalents	975,685	(20,851,245)	33,233,530
Cash and cash equivalents at January 1	27,472,676	48,323,921	15,090,391

Cash and cash equivalents at December 31	$28,448,361	$27,472,676	$48,323,921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,114,151	$29,327,662	$17,866,975
Income Taxes	2,431,958	3,573,244	2,165,081

Noncash Transactions
Transfer of loans to other real estate owned	$1,542,196	$4,759,418	$1,662,090
Financed sales of other real estate owned	867,500	0	0

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock		Surplus	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2005	6,941,247	$69,412	$36,343,063	$(1,197,254)	$343,085	$0	$35,558,306
Common stock issued pursuant to:
Common Stock Offering (net of direct costs)	1,755,000	17,550	25,417,843				25,435,393
Stock Option Plan	14,945	149	144,230				144,379
Fractional Shares	(17)	0	(231)				(231)
Comprehensive income:
Net income				4,541,311			4,541,311
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,406,953)		(2,406,953)

Total comprehensive income							2,134,358

Balance at December 31, 2005	8,711,175	$87,111	$61,904,905	$3,344,057	$(2,063,868)	$0	$63,272,205
Common stock activity:
Exercise of stock options, including income tax benefit of $96,551	29,505	296	220,275				220,571
Stock-based compensation			62,476				62,476
Purchase of Treasury Stock
(365,950 shares)						(4,560,245)	(4,560,245)
Comprehensive income:
Net income				6,094,561			6,094,561
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					80,854		80,854

Total comprehensive income							6,175,415

Balance at December 31, 2006	8,740,680	$87,407	$62,187,656	$9,438,618	$(1,983,014)	$(4,560,245)	$65,170,422
Common stock activity:
Stock-based compensation			151,141				151,141
Purchase of Treasury Stock
(605,336 shares)						(5,251,824)	(5,251,824)
Comprehensive income:
Net income				5,317,795			5,317,795
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					1,143,985		1,143,985

Total comprehensive income							6,461,780

Balance at December 31, 2007	8,740,680	$87,407	$62,338,797	$14,756,413	$(839,029)	$(9,812,069)	$66,531,519

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: Nexity Financial Corporation (the “Corporation”) is a registered financial holding company incorporated on March 12, 1999 under the laws of the State of Delaware. The Corporation was formed to enter the commercial banking business and to invest in other bank-related businesses. The Corporation provides its customers with banking services through its subsidiary, Nexity Bank (the “Bank”), and owns 100% of its issued and outstanding capital stock. Nexity Capital Trust II, a statutory trust and wholly owned subsidiary, was established by the Corporation on May 20, 2004. Nexity Capital Trust II is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Securities carried in trading accounts are carried at estimated fair value with unrealized gains and losses recorded in earnings.

Brokerage and Investment Services: Fee income is derived from providing brokerage and investment services to correspondent banks. Fee income is recognized on a trade date basis.

Loans and Allowance for Loan Losses: Loans are reported at their face amount less payments collected. Unearned income on discounted loans is reported as a reduction of the loan balances and is recognized as income using the straight line method, a method approximating the effective interest method. Interest on loans is principally recognized over the term of the loan based on the loan balance outstanding.

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Corporation measures loans for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It is the Corporation’s policy to apply the provisions of SFAS No. 114 to all impaired loans on a loan-by-loan basis.

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

Each risk rating is assigned a risk factor that, when multiplied times the sum of the historical loss factor plus the qualitative factor, results in the amount of the allowance for loan losses allocated to those loans. The qualitative factor takes into consideration current economic conditions, recent trends in the portfolio and trends in the industry. Any adversely classified commercial loans greater than $50,000 are individually evaluated and a specific allowance allocated for any impairment losses identified. The consumer loan portfolio is separated by loan type into homogeneous pools and an allocation is made for each pool based on the sum of the historical loss factors plus a qualitative factor multiplied by the risk factor.

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

Intangible Assets: At December 31, 2007 and 2006, we had no unamortized goodwill. We had $910,655 in unamortized other intangible assets at December 31, 2007 and 2006. The other intangible asset is the bank charter, which upon adoption of SFAS No. 142, we no longer amortize. In accordance with SFAS No. 142, our bank charter is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of the intangible asset. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

Treasury Stock: In March of 2006, April of 2007, and July of 2007, we announced stock repurchase plans authorizing the Corporation to repurchase up to 400,000, 250,000 and 800,000 shares of common stock, respectively, for an aggregate total of 1,450,000 shares. In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. At December 31, 2007, we had repurchased 971,286 shares or 67.0% of shares authorized for repurchase at an average price of $10.10 per share. Treasury shares are recorded at cost.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Earnings Per Share: Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighed average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options.

Stock Based Compensation: At December 31, 2007, we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in this annual report. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards granted after the effective date and for all unvested awards granted prior to the effective date and requires compensation cost to be recognized based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before taxes and net income for the years ended December 31, 2007 and 2006, were $151,141 and $99,753, and $62,476 and $41,234, respectively lower than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. The effect of adopting this standard on our earnings per share was not significant.

The following table provides pro forma net income and earnings per share information, adjusted for the one-for-four reverse stock split effected on September 1, 2005, as if we had applied the fair value recognitions provisions of SFAS No. 123R to stock-based employee compensation option plans for the year ended December 31, 2005:

2005
Net Income
Net income, as reported	$4,541,311
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(90,632)

Pro forma net income	$4,450,679

Basic Earnings Per Share
As reported	$0.61
Pro forma	0.60

Diluted Earnings Per Share
As reported	$0.57
Pro forma	0.56

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Prior to the adoption of Statement 123R, we would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Statement of Cash Flows: For purposes of the Consolidated Statement of Cash Flows, we defined cash on hand, amounts due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. The statement requires additional reporting of items that are recorded directly to stockholders’ equity, but not reported in net income, such as unrealized gains and losses on available-for-sale securities. We elected to present the required disclosures in the Consolidated Statements of Changes in Stockholders’ Equity.

Recent Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations. The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances. The Statement also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on our after December 15, 2008 and early adoption is prohibited. We currently do not have any noncontrolling interests and is evaluating the impact the adoption of this statement will have on the accounting for future business combinations and ventures.

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by regulation to maintain average cash reserve balances based on a percentage of deposits. The required cash reserve balances for the periods ended December 31, 2007 and 2006 were $4.1 million and $4.9 million, respectively.

NOTE 3—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale at December 31 are presented below:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government sponsored agencies and corporations	$62,881,363	$913,561	$(66,000)	$63,728,924
Mortgage-backed securities	163,218,921	400,112	(2,735,613)	160,883,420
Tax exempt municipals	3,333,761	28,093	(42)	3,361,812
Other debt securities	7,808,767	217,033	0	8,025,800

Total debt securities	237,242,812	1,558,799	(2,801,655)	235,999,956
Equity securities	8,823,817	0	0	8,823,817

Total investment securities	$246,066,629	$1,558,799	$(2,801,655)	$244,823,773

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government sponsored agencies and corporations	$96,302,065	$311,377	$(752,835)	$95,860,607
Mortgage-backed securities	136,314,753	253,459	(2,901,560)	133,666,652
Tax exempt municipals	0	0	0	0
Other debt securities	3,000,000	40,000	0	3,040,000

Total debt securities	235,616,818	604,836	(3,654,395)	232,567,259
Equity securities	6,965,500	0	0	6,965,500

Total investment securities	$242,582,318	$604,836	$(3,654,395)	$239,532,759

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of debt securities available-for-sale at December 31, 2007, based on contractual maturities, are shown below. Actual maturities may differ from contractual maturities or maturities shown below because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	32,160,564	32,562,153
Due after five years through ten years	53,793,059	53,849,510
Due after ten years	151,289,189	149,588,293

Total	$237,242,812	$235,999,956

Investment securities with a fair value of $137,184,805 and $117,715,769 at December 31, 2007 and 2006, respectively, were pledged as collateral for borrowed funds and for other purposes as required or permitted by law.

Proceeds from sales of investment securities available-for-sale were $35,951,716, $15,768,262, and $4,560,304 in 2007, 2006, and 2005, respectively.

Gains of $292,051, $722,506, and $468,351 were realized on these sales during 2007,2006, and 2005, respectively. Losses of $481,553 were realized on these sales during 2006. There were no realized losses in 2007 and 2005.

The reclassification of unrealized holding gains to net gains realized in net income is presented below for each year ended December 31:

	2007	2006	2005
Decrease in unrealized holding losses (gains) on available-for-sale securities, net of tax	$1,342,580	$237,473	$(2,111,892)
Less: Net gains realized on available-for-sale securities sold, net of tax	198,595	156,619	295,061

Change in unrealized losses (gains) on available-for-sale securities, net of tax of $538,346 in 2007, $43,537 in 2006, and $1,413,608 in 2005	$1,143,985	$80,854	$(2,406,953)

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value and unrealized losses on investment securities with unrealized losses at December 31, 2007 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$9,934,000	$66,000	$0	$0	$9,934,000	$66,000
Mortgage-backed securities	32,481,133	240,442	82,310,803	2,495,171	114,791,936	2,735,613
Tax-exempt municipals	445,296	42	0	0	445,296	42
Other debt securities	0	0	0	0	0	0

Total debt securities	42,860,429	306,484	82,310,803	2,495,171	125,171,232	2,801,655
Equity securities	0	0	0	0	0	0

Total investment securities	$42,860,429	$306,484	$82,310,803	$2,495,171	$125,171,232	$2,801,655

The fair value and unrealized losses on investment securities with unrealized losses at December 31, 2006 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$0	$0	$47,764,634	$752,835	$47,764,634	$752,835
Mortgage-backed securities	0	0	103,111,051	2,901,560	103,111,051	2,901,560
Tax-exempt municipals	0	0	0	0	0	0
Other debt securities	0	0	0	0	0	0

Total debt securities	0	0	150,875,685	3,654,395	150,875,685	3,654,395
Equity securities	0	0	0	0	0	0

Total investment securities	$0	$0	$150,875,685	$3,654,395	$150,875,685	$3,654,395

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31 are comprised of the following:

	2007	2006
Commercial, financial, and agricultural	$157,504,497	$127,268,666
Real estate-construction	298,920,944	290,876,262
Real estate-commercial	135,167,001	139,634,491
Installment loans to individuals	16,895,919	14,539,865
Home equity lines of credit	36,171,005	33,200,177
Lease financing receivables	191,358	294,151
Other loans	12,853	139,609

Gross Loans	644,863,577	605,953,221
Allowance for loan losses	(7,968,737)	(7,411,803)

Net Loans	$636,894,840	$598,541,418

Included in gross loans at December 31, 2007 and 2006 were ($11,449) and $113,905, respectively of net deferred loan costs (fees).

The following table presents selected loan maturities and interest rate sensitivity at December 31, 2007:

	One Year or Less	One to Five Years	Over Five Years	Total
Types of loans:
Commercial, financial and agricultural	$45,631,831	$41,946,372	$69,926,294	$157,504,497
Real estate—construction	218,030,037	73,957,908	6,932,999	298,920,944
Real estate—commercial	33,467,012	64,193,836	37,506,153	135,167,001
Installment loans to individuals	10,295,787	4,981,950	1,618,182	16,895,919
Home equity lines of credit	1,964,562	0	34,206,443	36,171,005
Lease financing receivables	191,358	0	0	191,358
Other loans	12,853	0	0	12,853

Total loans	$309,593,440	$185,080,066	$150,190,071	$644,863,577

Total of loans above with:
Fixed interest rates	$42,948,916	$55,343,507	$13,725,144	$112,017,567
Variable interest rates	266,644,524	129,736,559	136,464,927	532,846,010

Total loans	$309,593,440	$185,080,066	$150,190,071	$644,863,577

Our directors and executive officers are loan and deposit customers and have other transactions with us in the ordinary course of business. Total loans to these persons were $5,888,926 and $485,000 at December 31, 2007 and 2006, respectively. Total commitments to these persons were $6,673,890 and $1,009,000 at December 31, 2007 and 2006, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and involve no unusual risk or collectibility.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Activity in the allowance for loan losses is summarized as follows:

	2007	2006	2005
Balance at beginning of year	$7,411,803	$6,466,714	$4,911,819
Provision for loan losses	805,000	1,600,000	1,870,000
Recoveries on loans previously charged off	13,388	9,385	23,653
Loans charged off	(436,855)	(664,296)	(338,758)
Allowance acquired in acquisition of loan portfolio	175,401	0	0

Balance at end of year	$7,968,737	$7,411,803	$6,466,714

Our nonperforming assets (including cash basis loans) at December 31, are summarized below:

	2007	2006	2005
Nonaccrual loans	$8,844,211	$513,920	$2,651,025
Loans past due 90 days or more	741,730	0	0
Other real estate owned	3,377,470	4,742,400	1,500,000

Total nonperforming assets	$12,963,411	$5,256,320	$4,151,025

Interest income which would have been recorded on impaired loans pursuant to original terms	$373,426	$130,652	$83,775
Interest income recorded on impaired loans	$12,875	$10,393	$25,211

Impaired loans, which include nonaccrual loans and loans past due 90 days or more, are loans for which it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2007 we had 17 loans totaling $38,495,576 considered impaired compared to 1 loan for $513,920 at December 21, 2006. Impaired loans had a related specific allowance for loan losses of $2,110,388 and $0 at December 31, 2007 and 2006, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2007 and 2006. The average investment in impaired loans for 2007, 2006, and 2005 was $10,573,500, $803,250, and $713,750, respectively.

None of our impaired loans have had terms modified in troubled-debt restructurings.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment at December 31, consist of the following:

	2007	2006
Land	$2,426,218	0
Leasehold improvements	206,973	169,894
Furniture and equipment	4,234,795	3,911,223
Construction in process	149,439	19,162

Total	7,017,425	4,100,279
Accumulated depreciation	(3,635,543)	(3,122,727)

Net premises and equipment	$3,381,882	$977,552

Provision for depreciation included in noninterest expense in 2007, 2006, and 2005 was $ 512,816, $508,300, and $451,227, respectively. We have entered into various noncancellable operating leases for buildings and equipment used in its operations. Certain leases have various renewal options, which include increased rentals under cost of living escalation clauses. Rental expenses charged to occupancy and equipment expense in 2007, 2006, and 2005 were $754,783, $582,332, and $518,338, respectively.

At December 31, 2007, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are summarized as follows:

2008	515,079
2009	257,278
2010	244,175
2011	138,541
2012 and thereafter	26,912

Total minimum obligation	$1,181,985

NOTE 6—INTANGIBLE ASSETS

Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation ceased amortizing other intangible assets. The Corporation has had no changes in the carrying amount of intangible assets during the years ended December 31, 2007 and 2006.

NOTE 7—OTHER ASSETS AND OTHER LIABILITIES

Accrued interest receivable and other assets at December 31 are comprised of the following:

	2007	2006
Accrued interest on loans and securities	$5,226,808	$4,871,245
Prepaid expenses	2,052,396	484,874
Software	393,331	516,657
Other	328,841	273,850

Total other assets	$8,001,376	$6,146,626

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Accrued expenses and other liabilities at December 31 are comprised of the following:

	2007	2006
Accrued interest on deposits	$8,036,599	$7,389,912
Accrued interest on borrowings	556,843	416,665
Accrued salaries and employee benefits	963,637	521,957
Accounts Payable	496,100	527,270
Other	769,315	1,230,813

Total accrued expenses and other liabilities	$10,822,494	$10,086,617

NOTE 8—DEPOSITS

The aggregate amount of time deposits at December 31, 2007 was $427,645,180, which included brokered deposits of $15,201,000.

At December 31, 2007, the aggregate maturities of time deposits are summarized as follows:

2008	$413,628,485
2009	13,851,253
2010	165,442

Total	$427,645,180

NOTE 9—INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$3,028,597	$3,598,185	$2,825,906
State	(29,655)	350,796	215,151

Total	2,998,942	3,948,981	3,041,057

Deferred:
Federal	(531,922)	(455,300)	(565,674)
State	(236,429)	(8,138)	(230,303)

Total	(768,351)	(463,438)	(795,977)

Provision for income taxes	$2,230,591	$3,485,543	$2,245,080

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The significant components of the Corporation’s deferred tax liabilities and assets recorded pursuant to SFAS No. 109 and included in the Consolidated Balance Sheets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liabilities:
Tax depreciation over book	$(155,981)	$(208,687)
Other	0	(42,145)

Total deferred tax liabilities	$(155,981)	$(250,832)

Deferred tax assets:
Allowance for loan losses	2,948,433	2,742,367
Unrealized loss—AFS securities	403,827	1,066,546
Net operating loss carryforward	216,936	114,920
Accrued bonuses	97,144	93,296
Nonaccrual loan interest	121,410	7,683
OREO Write-offs	224,269	68,394
Stock option expense	79,038	23,116
Other	102,134	66,087

Total deferred tax assets	4,193,191	4,182,409

Net deferred tax assets	$4,037,210	$3,931,577

The realization of deferred tax assets will be based on future taxable income.

The state net operating loss carryforwards available to us as of December 31, 2007 in the various states in which we operate totaled $5.2 million and expire in various years through 2027.

Total income tax expense differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate (34%) to pretax income as a result of the following differences for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Tax expense at statutory rate	$2,566,451	$3,257,235	$2,307,373
Increase (decrease) in taxes resulting from:
Change in valuation allowance	0	0	(267,157)
Nontaxable income	(227,947)	(80,207)	(74,907)
Other non-deductible expenses	70,960	37,469	37,023
State income taxes (benefit)	(175,615)	226,154	185,799
Tax contingency reserve	0	31,800	(31,800)
Other, net	(3,258)	13,092	88,749

Total	$2,230,591	$3,485,543	$2,245,080

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The following table reconciles the changes to our unrecognized tax benefit for the year ended December 31, 2007 recognized in accordance with FIN 48:

Balance at January 1, 2007	$140,000
Increases from prior period positions	0
Decreases from prior period positions	(32,000)
Increases from current period positions	32,000
Decreases from current period positions	0
Decreases from settlements with tax authorities	0
Decreases due to lapses of statutes of limitation	0

Balance at December 31, 2007	$140,000

The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $140,000 at December 31, 2007. The total amount of interest and penalties included in the consolidated balance sheet as of December 31, 2007 was $10,000.

We file a federal U.S. tax return and various state income and franchise tax returns. We are subject to examination for our federal U.S. returns for calendar years 2004 through 2007. In general, we are subject to state income tax examinations for calendar years 2004 through 2007.

NOTE 10—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 include the following:

	2007	2006
Federal funds purchased	$16,930,082	$35,000,000
Short-term borrowings	10,000,000	0

Total short-term borrowings	$26,930,082	$35,000,000

Weighted average interest rate at December 31	4.18%	5.37%
Weighted average interest rate during the year	5.04	5.09
Maximum amount outstanding at any month-end	$50,000,000	$35,000,000
Average amount outstanding during the year	17,483,465	3,233,621

We have unsecured federal funds lines of credit with correspondent banks totaling $40.0 million. We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, advances are secured by Federal Home loan Bank stock (carried at cost of $7.5 million) and U.S. Treasury, Government sponsored agency securities, and mortgage-backed securities.

We provide clearing and cash management services to community banks. As part of this program we may retain a portion of these funds as unsecured federal funds purchased up to the limit established by the community bank. We typically sell a significant portion of these funds to upstream correspondent banks. At December 31, 2007 and 2006, our total federal funds purchased through this program were $16,930,082 and $35,000,000, respectively.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 11—LONG-TERM DEBT

Advances from the FHLB with an initial maturity of more than one year totaled $120,000,000 and $110,000,000 at December 31, 2007 and 2006, respectively. These advances are collateralized by the same collateral agreements as short-term funds from the FHLB (See Note 10). Fixed interest rates on these advances ranged from 2.99% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2010 to 2017.

The FHLB has the option to convert $70,000,000 in advances to three month LIBOR-based floating rate advances in 2008, $15,000,000 in 2009, $25,000,000 in 2010, and $5,000,000 in 2011.

We have a revolving line of credit with LaSalle Bank of $15,000,000 of which $1,400,000 was outstanding at December 31, 2007. Under the terms of the Loan Agreement, the loan is secured by 100% of the common stock in the Bank. This advance matures on November 18, 2008, and has a floating rate equal to three month LIBOR, appearing in the Wall Street Journal, plus 150 basis points (1.50%), which was 6.3575% at December 31, 2007. Interest is payable quarterly and principal is due at maturity

Principal maturities on long-term debt are summarized below:

2008	$1,400,000
2009	0
2010	5,000,000
2011	0
2012 and thereafter	115,000,000

Total	$121,400,000

NOTE 12—JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

We formed Nexity Capital Trust II, a Delaware statutory trust, of which 100% of the common equity is owned by the Corporation. The trust was formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by the trust are the sole assets of the trust. Distributions on the trust preferred securities issued by the trust are payable quarterly at a rate per annum equal to three-month LIBOR plus 280 basis points.

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

As a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, we were required to deconsolidate the subsidiary trust from its financial statements in 2006 and 2007. The deconsolidation of the net assets and results of operations of the trust had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trust and guarantees repayment of the trust preferred securities issued by the trust.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Our consolidated debt obligations related to subsidiary trust holding solely debentures of the Corporation follows:

	December 31,
	2007	2006
3-month LIBOR plus 2.80% junior subordinated debentures owed to Nexity Capital Trust II due July 23, 2034	$12,372,000	$12,372,000

NOTE 13—OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, includes the following:

	2007	2006	2005
Director fees	$374,500	$356,500	$339,500
Travel and lodging	619,916	516,391	336,870
Telephone and data communications	544,011	408,031	302,294
Write down of other real estate	490,003	7,121	227,664
Software maintenance contracts	326,699	358,868	257,549
Legal fees	320,990	120,925	153,958
Legal settlement	297,500	0	0
Accounting	288,139	254,852	217,403
Postage and courier service	261,388	231,287	195,365
Franchise tax	221,545	220,150	165,000
Investment seminars	196,369	135,567	170,954
Advertising	190,273	390,002	245,491
Consulting fees	176,214	111,037	80,069
Bankers blanket bond and insurance	164,841	179,431	136,428
Home equity closing costs	131,913	129,531	151,589
Other	2,084,350	1,581,234	1,290,059

Total	$6,688,651	$5,000,927	$4,270,193

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

In accordance with SFAS No. 128, the calculation of net income per share—basic and net income per share—diluted for the years ended December 31 are presented below:

	2007	2006	2005
Net income per share—basic computation
Net income	$5,317,795	$6,094,561	$4,541,311
Income applicable to common stockholders	$5,317,795	$6,094,561	$4,541,311

Weighted average common shares outstanding—basic	8,740,680	8,720,929	7,415,241
Less: Weighted average treasury shares	(539,635)	(224,472)	0

Weighted average common shares outstanding—basic net of treasury shares	8,201,045	8,496,457	7,415,241

Net income per share—basic	$0.65	$0.72	$0.61

Net income per share—diluted computation
Income applicable to common shareholders	$5,317,795	$6,094,561	$4,541,311

Weighted average common shares outstanding—basic net of treasury shares	8,201,045	8,496,457	7,415,241
Incremental shares from assumed conversions:
Stock options	436,111	550,352	602,817

Weighted average common shares outstanding—diluted	8,637,156	9,046,809	8,018,058

Net income per share—diluted	$0.62	$0.67	$0.57

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—EMPLOYEE BENEFIT PLANS

We adopted a pre-tax savings plan (“401(k) Plan”), which covers substantially all employees of the Corporation effective January 1, 2000. The 401(k) Plan allows for employer matching contributions and discretionary profit sharing contributions. The Board of Directors approved a discretionary employer matching contribution and a profit sharing contribution to the 401(k) Plan in 2007, 2006 and 2005. Total expenses of the 401(k) Plan, including amounts contributed, which are included in employee benefits expense for the years ended December 31, 2007, 2006, and 2005 were $373,041, $293,979, and $261,229, respectively.

In 2004, we began maintaining Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age and continue for 15 years. The SERPs also provide limited benefits in the event of early termination, death, or disability while employed by the Corporation. The officers vest in the benefits over a ten-year period as defined by the SERPs. In the event of a change of control of the Corporation as defined in the SERPs, the officers become 100% vested in the total benefit. We have purchased life insurance policies on these officers, the earnings from which offset the expense of the SERP’s. For the years ended December 31, 2007, 2006, and 2005, $85,978, $69,481, and $61,644, respectively, were charged to operations related to these SERPs.

NOTE 16—STOCK OPTION PLAN

During 1999, we adopted a stock option plan covering certain officers, employees and directors. The maximum number of shares issuable under the plan is 2,250,000, adjusted for the one-for-four reverse stock split effected on September 1, 2005. Options granted under the plan become exercisable generally over a three-year period and have a ten year life. Some of the options granted under the plan became exercisable immediately while other options granted under the plan expire in periods of five to ten years from the date of grant.

Activity under the plan is summarized below and is adjusted for the one-for-four reverse stock split effected on September 1, 2005:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,846,518	$7.37	1,917,949	$7.58	1,925,911	$7.56
Granted	95,250	11.66	5,000	13.00	51,500	13.69
Exercised	0	0.00	(29,505)	(4.20)	(46,356)	(11.74)
Expired	(121,813)	(17.74)	(46,926)	(18.40)	(13,106)	(12.62)

Outstanding at end of period	1,819,955	$6.90	1,846,518	$7.37	1,917,949	$7.58

Options exercisable at end of period	1,729,708	$6.65	1,815,865	$7.27	1,830,379	$7.32
Weighted-average fair value per option of options granted during year		$3.15		$4.32		$3.32

Total grant-date fair value of options vested during year		$76,846		$61,276		$137,321

Total intrinsic value of options exercised during year		$0		$231,319		$76,961

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents information on nonvested stock options for the year ended December 31, 2007:

	Shares	Weighted- Average Fair Value
Nonvested stock options at beginning of period	30,653	$3.61
Granted	95,250	3.15
Vested	(25,492)	3.01
Expired	(10,164)	3.78

Nonvested stock options at end of period	90,247	$2.65

The following table presents information on stock options outstanding as of December 31, 2007:

Stock options vested and expected to vest:
Number	1,819,955
Weighted average exercise price	$6.90
Aggregate intrinsic value*	$0
Weighted average contractual term of options	2.52 years

Stock options vested and currently exerciseable:
Number	1,729,708
Weighted average exercise price	$6.65
Aggregate intrinsic value*	$0
Weighted average contractual term of options	2.21 years

*	The aggregate intrinsic value of stock options with an exercise price less than $6.64, the closing price of the Company’s common stock on December 31, 2007, was $3,485,117.

At December 31, 2007, 1,729,708 optioned shares were exercisable at prices between $4.00 and $20.00 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. The following table summarizes information about stock options outstanding at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31	Weighted- Average Exercise Price
$ 4.00	1,320,120	1.41 years	$4.00	1,320,120	$4.00
7.31	2,500	9.92 years	7.31	0	7.31
7.85	6,500	9.68 years	7.85	0	7.85
8.61	1,000	9.58 years	8.61	0	8.61
11.85	2,500	9.33 years	11.85	0	11.85
11.97	5,000	9.09 years	11.97	0	11.97
12.00	220,750	4.86 years	12.00	204,250	12.00
12.04	5,000	9.16 years	12.04	0	12.04
12.24	40,000	9.16 years	12.24	0	12.24
13.00	5,000	8.84 years	13.00	1,667	13.00
13.50	31,500	7.95 years	13.50	24,002	13.50
14.00	29,085	7.05 years	14.00	28,669	14.00
20.00	151,000	3.71 years	20.00	151,000	20.00

	1,819,955	2.52 years	$6.90	1,729,708	$6.65

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The compensation cost related to our stock option plan charged against income for the years ended December 31, 2007, 2006 and 2005 were $151,141, $62,476, and $0 respectively. Income tax benefits recognized for the respective years were $51,388, $21,242, and $0.

There were no options exercised during the year ended December 31, 2007. Cash received from the exercise of options was $124,020 and $104,508 for the years ended December 31, 2006 and 2005, respectively. The tax benefit realized for the tax deductions from option exercise of the share—based payment arrangements totaled $96,551 and $39,871 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2007, there was $215,453 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted—average period of 1.9 years.

Grant—date fair value is measured on the date of grant using an option—pricing model with market assumptions. The grant—date fair value is amortized into expense on a straight—line basis over the vesting period. We used the minimum value option pricing method until we began trading as a public company on NASDAQ on September 21, 2005. After this date we applied the Black—Scholes—Merton option—pricing model. Our option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, term, dividend rates, forfeiture rates, and risk—free interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black—Scholes—Merton option pricing model since September 21, 2005 and the minimum value option—pricing model the remainder of 2005:

	2007	2006	2005
Expected life (in years)	5.00	5.00	4.50
Expected volatility	11.46 - 37.11%	27.39%	26.00
Risk-free interest rate	3.41 - 4.89%	4.65%	4.07%
Expected dividend yield	N/A	N/A	N/A

NOTE 17—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized (See Note 18).

Many of our financial instruments lack an available trading market as characterized by a willing buyer and a willing seller engaging in an exchange transaction. Further, our general practice is to hold our financial instruments to maturity and not to engage in trading activities. Therefore, we used significant estimates and present value calculations for the purpose of this disclosure. Such estimates involve judgments as to economic conditions, risk characteristics, and future expected loss experience of various financial instruments and other factors that cannot be determined with precision. The fair value estimates presented herein are based on information available to management as of December 31, 2007 and 2006.

The following is a description of the methods and assumptions used to estimate the fair value of each class of the Corporation’s financial instruments:

Cash and short-term investments: The carrying amount is a reasonable estimate of fair value.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values (in thousands) of the Corporation’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and short-term investments	$28,448	$28,448	$27,473	$27,473
Investment securities	244,824	244,824	239,533	239,533
Trading securities	0	0	1,999	1,999
Loans	636,895	636,555	598,541	598,399
Other financial assets	17,337	17,337	6,767	6,767
Financial Liabilities:
Deposits	709,157	708,216	658,392	652,863
Short-term borrowings	26,930	26,930	35,000	35,000
Long-term borrowings	121,400	118,555	110,000	108,763
Subordinated debentures	12,372	12,372	12,372	12,372

	2007		2006
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$215,891	$39	$177,662	$(40)
Standby letters of credit	15,408	72	9,633	44

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

We are party to financial instruments with off-balance sheet risk (See Note 17) in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The notional value of those instruments reflect the extent of involvement we have in each class of financial instruments.

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

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Standby letters of credit are conditional commitments issued by the us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers. The amount of collateral obtained if deemed necessary by use upon extension of credit is based on management’s credit evaluation of the counterparty.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional value of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We require collateral or other security to support certain financial instruments with credit risk. The notional and estimated fair value of these financial instruments at December 31, 2007 and 2006 are presented in Note 17.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets as defined in the regulations. Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the Bank was well capitalized under this regulatory framework. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2007 that management believes have changed either the Corporation’s or the Bank’s capital classifications.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$86,429	10.75%	$64,302	8.00%	N/A	N/A
Nexity Bank	85,907	10.71	64,185	8.00	$80,232	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	78,460	9.76	32,151	4.00	N/A	N/A
Nexity Bank	77,938	9.71	32,093	4.00	48,139	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	78,460	8.37	37,503	4.00	N/A	N/A
Nexity Bank	77,938	8.33	37,442	4.00	46,803	5.00

As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	$85,655	11.79%	$58,132	8.00%	N/A	N/A
Nexity Bank	81,540	11.22	58,114	8.00	$72,643	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Nexity Financial Corporation	78,243	10.77	29,066	4.00	N/A	N/A
Nexity Bank	74,128	10.20	29,057	4.00	43,586	6.00

Tier 1 Capital (to Average Assets)
Nexity Financial Corporation	78,243	9.26	33,800	4.00	N/A	N/A
Nexity Bank	74,128	8.77	33,800	4.00	42,250	5.00

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

The Parent’s condensed balance sheets at December 31, 2007 and 2006, and condensed statements of income and of cash flows for the years ended December 31 are presented below:

CONDENSED BALANCE SHEETS	2007	2006
Assets:
Cash and cash equivalents	$123,263	$4,067,697
Investment in bank subsidiary	78,009,615	73,056,119
Investment in nonbank subsidiary	626,865	0
Other investments	1,370,417	447,000
Other assets	366,124	427,153

Total assets	$80,496,284	$77,997,969

Liabilities and Stockholders’ Equity:
Subordinated debentures	$12,372,000	$12,372,000
Long-term borrowings	1,400,000	0
Other liabilities	192,764	455,547

Total liabilities	13,964,764	12,827,547
Stockholders’ equity	66,531,520	65,170,422

Total liabilities and stockholders’ equity	$80,496,284	$77,997,969

CONDENSED STATEMENTS OF INCOME	2007	2006	2005
Income:
Dividend income	$2,731,343	$2,279,823	$22,986
Interest income	46,963	119,526	81,556

Total income	2,778,306	2,399,349	104,542

Expense:
Interest on notes payable	1,483	0	43,813
Interest on subordinated debentures	1,027,920	1,002,588	776,464
Salaries and employee benefits	59,415	62,476	0
Other operating expense	59,242	47,581	54,348

Total expense	1,148,060	1,112,645	874,625

Income (loss) before equity in undistributed income of subsidiaries and taxes	1,630,246	1,286,704	(770,083)
Equity in undistributed income of subsidiaries	3,344,033	4,474,630	5,054,145

Income before taxes	4,974,279	5,761,334	4,284,062
Income tax benefit	(343,516)	(333,227)	(257,249)

Net income	$5,317,795	$6,094,561	$4,541,311

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS	2007	2006	2005
Cash flows from operating activities:
Net income	$5,317,795	$6,094,561	$4,541,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(3,344,033)	(4,474,630)	(5,054,145)
Stock based compensation	59,415	62,476	0
Change in other assets	61,029	(317,577)	96,704
Change in other liabilities	(262,783)	313,501	127,341

Net cash provided by (used in) operating activities	1,831,423	1,678,331	(288,789)

Cash flows from investing activities:
Investment in bank subsidiary	0	0	(20,000,000)
Investment in nonbank subsidiary	(1,000,616)	0	0
Net change in equity investments	(923,417)	(75,000)	0

Net cash used for investing activities	(1,924,033)	(75,000)	(20,000,000)

Cash flows from financing activities:
Net change in subordinated debentures	0	0	0
Net change in long-term debt	1,400,000	0	0
Proceeds from issuance of common stock	0	220,571	25,579,541
Redemption of common stock (treasury stock)	(5,251,824)	(4,560,245)	0

Net cash provided by (used in) financing activities	(3,851,824)	(4,339,674)	25,579,541

Net change in cash and cash equivalents	(3,944,434)	(2,736,343)	5,290,752
Cash and cash equivalents at January 1	4,067,697	6,804,040	1,513,288

Cash and cash equivalents at December 31	$123,263	$4,067,697	$6,804,040

The Parent paid interest of $1,035,848, $969,222, and $768,943 in 2007, 2006, and 2005, respectively. The Parent paid taxes or received (benefits) of ($392,275), $35,251, and ($320,100) in 2007, 2006, and 2005, respectively.

NOTE 21—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$15,910,859	$16,742,788	$16,265,929	$15,371,793
Interest expense	10,153,904	10,533,553	9,934,285	9,271,346

Net interest income	5,756,955	6,209,235	6,331,644	6,100,447
Provision for loan losses	315,000	50,000	440,000	0
Noninterest income	1,488,386	941,092	588,697	620,877
Gains on sales of investment securities	292,051	0	0	0
Noninterest expense	5,588,526	5,048,998	4,928,169	4,410,305

Income before income taxes	1,633,866	2,051,329	1,552,172	2,311,019
Provision for income taxes	461,127	616,199	408,566	744,699

Net income	$1,172,739	$1,435,130	$1,143,606	$1,566,320

Net income per share—basic	$0.15	$0.18	$0.14	$0.19
Net income per share—diluted	0.14	0.17	0.13	0.18
Weighted average shares outstanding—basic	8,011,678	8,115,669	8,307,779	8,373,973
Weighted average shares outstanding—diluted	8,354,743	8,513,723	8,799,494	8,887,879

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$15,228,125	$15,268,060	$14,169,852	$13,055,677
Interest expense	9,233,327	8,548,482	7,935,443	6,890,693

Net interest income	5,994,798	6,719,578	6,234,409	6,164,984
Provision for loan losses	425,000	420,000	285,000	470,000
Noninterest income	440,085	377,931	457,998	388,532
Gains (losses) on sales of investment securities	(9,713)	0	250,665	0
Noninterest expense	3,520,505	4,159,487	4,177,607	3,981,564

Income before income taxes	2,479,665	2,518,022	2,480,465	2,101,952
Provision for income taxes	865,283	908,984	916,276	795,000

Net income	$1,614,382	$1,609,038	$1,564,189	$1,306,952

Net income per share—basic	$0.19	$0.19	$0.18	$0.15
Net income per share—diluted	0.18	0.18	0.17	0.14
Weighted average shares outstanding—basic	8,363,513	8,383,025	8,529,986	8,714,408
Weighted average shares outstanding—diluted	8,898,251	8,922,780	9,085,301	9,286,534

NOTE 22—SUBSEQUENT EVENT

In March of 2008, the Bank entered into a contract to purchase a building for our headquarters in Birmingham, AL for $8,606,250.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or reportable events with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

(a) Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness, as of December 31, 2007, of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The management of Nexity Financial Corporation and Subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and based on such criteria, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nexity Financial Corporation

Birmingham, Alabama

We have audited Nexity Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nexity Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nexity Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nexity Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Mauldin & Jenkins LLC

Birmingham, Alabama

March 12, 2008

(c) Changes in internal control over financial reporting. We continually assess the adequacy of our internal control over financial reporting and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2007 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See Executive Compensation Plan in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Election of Directors, Description of the Board Committees, Section 16(a) Beneficial Ownership Reporting Compliance, Certain Relationships and Related Transactions, Executive Officers, and Corporate Governance in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion under the headings Executive Compensation, Description of the Board Committees, Compensation Committee Report, and Total Shareholder Return in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Directors and Management in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Equity Compensation Plan Information in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Certain Relationships and Related Transactions in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See Audit Fees, Other Audit Committee Matters, and Selection of Independent Public Accountants in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements filed as part of this report:

The following management’s statement on responsibility for financial reporting, report of independent registered public accounting firm and consolidated financial statements for the year ending December 31, 2007 are included in Item 8 hereof:

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

(a)(3) Listing of Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, restated, included as Exhibit 3.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.2	Bylaws, included as Exhibit 3.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.1	Incentive Stock Compensation Plan, included as Exhibit 10.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.1.1	Amendment to Incentive Stock Compensation Plan, included as Exhibit 10.1.1 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.2	Form of Employee Stock Option Agreement, included as Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.3	Noncompetition, Severance, and Employment Agreement with Greg L. Lee, dated December 13, 2000, included as Exhibit 10.3 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.4	Noncompetition, Severance, and Employment Agreement with David E. Long, dated December 13, 2000, included as Exhibit 10.4 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.5	Noncompetition, Severance, and Employment Agreement with John J. Moran, dated December 13, 2000, included as Exhibit 10.5 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

Exhibit No.	Description
10.6	Employment Agreement with Kenneth T. Vassey, dated November 15, 2001, included as Exhibit 10.6 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.7	Salary Continuation Agreement with Greg L. Lee, dated July 20, 2004, included as Exhibit 10.7 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.8	Salary Continuation Agreement with David E. Long, dated July 20, 2004, included as Exhibit 10.8 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.9	Salary Continuation Agreement with John J. Moran, dated July 20, 2004, included as Exhibit 10.9 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.+

10.10	Loan and Stock Pledge Agreement with Flag Bank, included as Exhibit 10.10 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.11	Trust Preferred Indenture, included as Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10 filed July 8, 2005, and incorporated herein by reference.

10.12	Salary Continuation Agreement with Kenneth T. Vassey, dated December 29, 2006, included as Exhibit 10.1 to the Corporation’s Form 8-K filed January 3, 2007, and incorporated herein by reference.+

10.13	Salary Continuation Agreement with Cindy W. Russo, dated December 29, 2006, included as Exhibit 10.2 to the Corporation’s Form 8-K filed January 3, 2007, and incorporated herein by reference.+

14	Code of Ethics, included as Exhibit 14 to the Corporation’s Form 10-K filed March 14, 2007, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant

(1) Nexity Bank, a state-chartered bank in Alabama

(2) Nexity Capital Trust II, a Delaware statutory trust

(3) Nexity Financial Services, Inc., an Alabama corporation

(4) Nexity Financial Services of Florida, Inc.

(5) Nexity Financial Services of New York, Inc.

21.2	Subsidiaries of Nexity Bank

(1) Nexity Investments, Inc.

(2) Nexity Portfolio Management Group

23.1	Consent of Mauldin & Jenkins, LLC*

23.2	Consent of Ernst & Young LLP*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Indicates filed herewith.
+	Indicates management contract or compensatory plan.

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

NEXITY FINANCIAL CORPORATION
(Registrant)

Name	Position	Date
/s/ GREG L. LEE Greg L. Lee	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2008

/s/ DAVID E. LONG David E. Long	President and Director	March 12, 2008

/s/ JOHN J. MORAN John J. Moran	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2008

/s/ R. BRADFORD BURNETTE R. Bradford Burnette	Director	March 12, 2008

/s/ RANDY K. DOLYNIUK Randy K. Dolyniuk	Director	March 12, 2008

/s/ TOMMY E. LOOPER Tommy E. Looper	Director	March 12, 2008

/s/ DENISE N. SLUPE Denise N. Slupe	Director	March 12, 2008

/s/ MARK A. STEVENS Mark A. Stevens	Director	March 12, 2008

/s/ WILLIAM L. THORNTON, III William L. Thornton, III	Director	March 12, 2008

Exhibit Index

Exhibit No.	Description
23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Ernst & Young

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan