Form 10-Q
period 2008-03-31
NEXITY FINANCIAL CORP
filed 2008-05-12
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of May 12, 2008 was 7,769,394.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31		December 31,
	2008	2007	2007
	(Unaudited)
ASSETS
Cash and due from banks	$3,764,830	$5,335,866	$9,840,620
Interest-bearing deposits in other banks	5,484,132	2,575,447	10,120,506
Federal funds sold	3,562,200	24,864,614	8,487,235
Investment securities available-for-sale, at fair value	290,909,875	242,874,541	244,823,773
Trading securities	2,795,720	0	0

Loans, net of unearned income	654,915,677	584,964,782	644,863,577
Allowance for loan losses	(8,875,478)	(7,357,886)	(7,968,737)

Net loans	646,040,199	577,606,896	636,894,840

Premises and equipment, net of accumulated depreciation	11,734,531	3,337,361	3,381,882
Deferred tax asset	3,049,128	3,676,748	4,037,210
Intangible assets	910,655	910,655	910,655
Other real estate owned	3,377,470	4,667,400	3,377,470
Bank owned life insurance	17,513,138	6,832,666	17,337,062
Other assets	7,357,700	8,333,029	8,001,376

Total assets	$996,499,578	$881,015,223	$947,212,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$7,324,071	$7,572,191	$4,813,386
NOW and money market accounts	171,433,409	216,021,630	276,401,496
Time deposits $100,000 and over	141,860,188	139,479,505	158,711,609
Other time and savings deposits	240,517,833	268,469,375	269,230,043

Total deposits	561,135,501	631,542,701	709,156,534

Federal funds purchased and securities sold under agreements to repurchase	150,382,558	50,000,000	16,930,082
Short-term borrowings	31,400,000	0	10,000,000
Long-term borrowings	160,000,000	110,000,000	121,400,000
Subordinated debentures	12,372,000	12,372,000	12,372,000
Accrued expenses and other liabilities	10,892,862	10,177,621	10,822,494

Total liabilities	926,182,921	814,092,322	880,681,110

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2008 and 2007	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock - 8,740,680 in 2008 and 2007	87,407	87,407	87,407
Surplus	62,425,001	62,221,678	62,338,797
Retained earnings	15,435,883	11,004,938	14,756,413
Accumulated other comprehensive income (loss)	2,180,435	(1,437,595)	(839,029)
Treasury Stock, at cost - 971,286 shares in 2008 and at December 31, 2007 and 400,000 shares at March 31, 2007	(9,812,069)	(4,953,527)	(9,812,069)

Total stockholders’ equity	70,316,657	66,922,901	66,531,519

Total liabilities and stockholders’ equity	$996,499,578	$881,015,223	$947,212,629

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$10,486,183	$12,247,043
Interest on investment securities
Taxable	3,243,948	2,968,329
Non-taxable	87,643	0
Interest on federal funds sold	20,756	73,915
Other interest income	104,664	82,506

Total interest income	13,943,194	15,371,793

INTEREST EXPENSE:
Interest on deposits	6,669,571	7,750,200
Interest on short-term borrowings	484,483	177,756
Interest on long-term borrowings	1,353,203	1,090,516
Interest on subordinated debentures	220,739	252,874

Total interest expense	8,727,996	9,271,346

Net interest income	5,215,198	6,100,447
Provision for loan losses	900,000	0

Net interest income after provision for loan losses	4,315,198	6,100,447

NONINTEREST INCOME:
Service charges on deposit accounts	63,701	33,011
Commissions and fees	109,999	98,252
Gains on sales of investment securities	124,880	0
Brokerage and investment services income	2,981,700	371,584
Other operating income	268,714	118,030

Total noninterest income	3,548,994	620,877

NONINTEREST EXPENSE:
Salaries and employee benefits	4,511,810	2,737,066
Net occupancy expense	245,247	176,157
Equipment expense	215,860	193,663
Other operating expense	1,952,805	1,303,419

Total noninterest expense	6,925,722	4,410,305

Income before income taxes	938,470	2,311,019
Provision for income taxes	259,000	744,699

Net income	$679,470	$1,566,320

Net income per share - basic	$0.09	$0.19

Net income per share - diluted	$0.08	$0.18

Weighted average common shares outstanding - basic	7,769,394	8,373,973

Weighted average common shares outstanding - diluted	8,032,748	8,887,879

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$679,470	$1,566,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion and amortization of investment securities	(246,832)	(114,903)
Depreciation and amortization	222,289	186,293
Provision for loan losses	900,000	0
Gain on sales of investment securities available-for-sale	(124,880)	0
Gain on sales of premises and equipment	(11,780)	0
Stock based compensation	86,204	34,022
Change in trading securities	(2,795,720)	1,998,500
Change in other assets	571,898	(2,173,702)
Change in bank owned life insurance	(176,076)	(65,328)
Change in deferred tax asset	(567,140)	(72,615)
Change in other liabilities	70,368	91,004

Net cash (used in) provided by operating activities	(1,392,199)	1,449,591

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(64,817,010)	(10,366,897)
Proceeds from sales of investment securities available-for-sale	7,279,849	0
Proceeds from maturities of investment securities available-for-sale	16,397,456	8,012,881
Net (increase) decrease in loans	(10,045,359)	20,934,522
Proceeds from the sale of fixed assets	100,749	0
Capital expenditures	(8,592,128)	(2,483,803)

Net cash (used in) provided by investing activities	(59,676,443)	16,096,703

Cash flows from financing activities:
Net change in deposits	(148,021,033)	(26,849,761)
Net change in short-term borrowings	154,852,476	15,000,000
Net change in long-term borrowings	38,600,000	0
Purchase of treasury stock	0	(393,282)

Net cash provided by (used in) financing activities	45,431,443	(12,243,043)

Net change in cash and cash equivalents	(15,637,199)	5,303,251
Cash and cash equivalents at January 1	28,448,361	27,472,676

Cash and cash equivalents at March 31	$12,811,162	$32,775,927

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders‘ equity

	Common Stock
	Shares	Amount
Balance at January 1, 2007	8,740,680	$87,407	$62,187,656	$9,438,618	$(1,983,014)	$(4,560,245)	$65,170,422

Common stock activity:
Stock-based compensation			34,022				34,022
Purchase of Treasury Stock (34,050 shares)						(393,282)	(393,282)
Comprehensive income:
Net income				1,566,320			1,566,320
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					545,419		545,419

Total comprehensive income							2,111,739

Balance at March 31, 2007	8,740,680	$87,407	$62,221,678	$11,004,938	$(1,437,595)	$(4,953,527)	$66,922,901

Balance at January 1, 2008	8,740,680	$87,407	$62,338,797	$14,756,413	$(839,029)	$(9,812,069)	$66,531,519
Common stock activity:
Stock-based compensation			86,204				86,204
Comprehensive income:
Net income				679,470			679,470
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					3,019,464		3,019,464

Total comprehensive income							3,698,934

Balance at March 31, 2008	8,740,680	$87,407	$62,425,001	$15,435,883	$2,180,435	$(9,812,069)	$70,316,657

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – General

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2007 is derived from the consolidated audited financial statements of Nexity Financial Corporation (the “Corporation”). These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The information contained in the notes to consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

Nexity Financial Services, Inc., which was established in 2002, was restructured in 2007 from a subsidiary of Nexity Bank to a subsidiary of Nexity Financial Corporation. Nexity Financial Services is a full service securities broker dealer. From its headquarters in Charlotte, NC, Nexity Financial Services assists community banks in designing and operating Wealth Management services to meet the financial needs of individuals and businesses within their respective communities.

At March 31, 2008 we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Charlotte and Raleigh, North Carolina, Orlando, Florida, Las Vegas, Nevada, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated one trust subsidiary at March 31, 2008 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At March 31, 2008 we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

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

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended March 31,
	2008	2007
Expected life (in years)	5.00	5.00
Expected volatility	0.5811% – 0.6366%	0.1146% – 0.2740%
Risk-free interest rate	2.76% - 3.02%	4.46% - 4.89%
Expected dividend yield	N/A	N/A
Weighted-average fair value of options granted during the period	$4.01	$3.25

March 31, 2008 there was $896,118 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,819,955	$6.90		1,846,518	$7.37
Granted	201,500	7.24		82,750	12.12
Exercised	0	0.00		0	0.00
Terminated	(57,710)	(12.33)		(48,648)	20.00

Options outstanding, end of quarter	1,963,745	$6.78	3.10 years	1,880,620	$7.26	2.92 years

Exercisable, end of quarter	1,703,174	$6.53	2.13 years	1,776,217	$6.95	3.23 years

Shares available for future stock option grants to employees and directors under existing plans were 116,333 at March 31, 2008. At March 31, 2008 the aggregate intrinsic value of stock options outstanding with an exercise price less than $6.81, the closing price of our common stock on March 31, 2008 was $3,710,262, and the aggregate intrinsic value of options exercisable with an exercise price less than $6.81 was $3,709,537. At March 31, 2007 the aggregate intrinsic value of stock options outstanding and exercisable with an exercise price less than $11.66, the closing price of our common stock on March 31, 2007, was $10,112,119.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at March 31, 2008 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities of U.S. Government sponsored agencies and corporations	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	32,261,120	284,591	29,070,630	341,417	61,331,750	626,008
Municipal securities	10,312,688	278,194	0	0	10,312,688	278,194
Other debt securities	0	0	0	0	0	0

Total debt securities	42,573,808	562,785	29,070,630	341,417	71,644,438	904,202
Equity securities	0	0	0	0	0	0

Total investment securities	$42,573,808	$562,785	$29,070,630	$341,417	$71,644,438	$904,202

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at March 31, 2008 and 2007, and December 31, 2007. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. There was no impairment in the intangible assets during the three months ended March 31, 2008 and 2007.

Note 4 – Per Share Information

The following is a summary of net income per share – basic and diluted calculations:

	For the three months ended March 31
	2008	2007
Net income per share - basic computation
Net income	$679,470	$1,566,320
Income applicable to common stockholders	$679,470	$1,566,320

Weighted average common shares outstanding - basic	8,740,680	8,740,680
Less: Weighted average treasury shares	(971,286)	(366,707)

Weighted average common shares outstanding - basic net of treasury shares	7,769,394	8,373,973

Net income per share - basic	$0.09	$0.19

Net income per share - diluted computation
Income applicable to common stockholders	$679,470	$1,566,320

Weighted average common shares outstanding - basic net of treasury shares	7,769,394	8,373,973
Incremental shares from assumed conversions:
Stock options	263,354	513,906

Weighted average common shares outstanding - diluted	8,032,748	8,887,879

Net income per share - diluted	$0.08	$0.18

Note 5 – Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale and Trading Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale and trading securities are considered to be Level 2 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $16,880,415 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

Note 6 – Business Segments

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

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. During 2008 and 2007, we did not have any reportable segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three months ended March 31, 2008. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be attained for any other period.

The following discussion and analysis should be read in conjunction with the financial information and the consolidated financial statements (including the notes thereto) contained in this document as well as our annual report filed on Form 10-K for the year ended December 31, 2007. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, actual results could differ materially from those in the forward-looking statement.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 57.6% of total revenue for the first three months of 2008. Brokerage and investment services income was 17.0% of total revenue for the first three months of 2008. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and borrowings and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 59.5% of total revenue for the first three months of 2008 compared to 90.8% for the same period in 2007. Interest income on loans accounted for 75.2% of total interest income for the three months ended March 31, 2008 compared to 79.7% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first three months of 2008 credit quality has weakened. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

Short-term interest rates, including the prime lending rate decreased 200 basis points during the first quarter of 2008. This yield curve has returned to a more normal upward slope due to the decrease of short-term interest rates. Our net interest margin has decreased from 2.97% for the three months ended March 31, 2007 to 2.35% for same period in 2008. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

Our strategy is to continue to focus on growing our correspondent bank business nationally by developing existing relationships with community banks in the Southeast, Midwest, and Texas and aggressively pursuing new relationships in these and other market areas. During the first quarter of 2008 we formed Nexity Capital Management, LLC, which operates in Tampa, FL. Nexity Capital Management, LLC will oversee and manage a private investment partnership. We will also focus on cross-selling our correspondent bank products and services to our community bank customers, which will stimulate growth and supplement our revenue generation. We will continue to research new products and services as well as enhancements to our existing offerings to meet the changing needs of community banks.

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

First Quarter Financial Highlights

For the first quarter of 2008, we reported net income of $679,470, or $0.08 per diluted share. Net income was down 56.6% from the same period in 2007. This decrease in earnings was primarily related to lower net interest income, higher noninterest expense, and a higher provision for loan losses.

Our net interest income decreased to $5.2 million in the three months ended March 31, 2008 from $6.1 million in the same period in 2007. This decrease was primarily attributable to a lower net interest margin in 2008. Average earning assets increased 8.1% to $900.1 million or 96.5% of average total assets in the three months ended March 31, 2008, compared with $830.4 million or 97.7% in the same period in 2007. The net interest margin decreased to 2.35% for the three months ended March 31, 2008 from 2.97% for the same period in 2007. The decrease in the net interest margin was primarily due to the declining interest rate environment and a lower level of noninterest-bearing sources of funds. As interest rates have declined, loan rates have decreased more rapidly then deposit rates.

The provision for loan losses increased $900,000 in the three months ended March 31, 2008 compared to the same period in 2007. The provision for loan losses was up primarily because of one stock loan. Net recoveries were $6,742 or 0.00% of average loans for the first quarter of 2008 on an annualized basis versus net charge-offs of $53,917 or 0.04% for the same period in 2007.

Noninterest income increased 471.6% in the three months ended March 31, 2008 compared to the same period in 2007, mostly due to higher brokerage and investment services income, which was up 702.4% to $3.0 million for the three months ended March 31, 2008, compared to $371,584 for the same period in 2007.

For the three months ended March 31, 2008, noninterest expense was up 57.0% from the same period in 2007, mostly due to higher incentive pay in the investment area and other costs associated with our expansion efforts in 2007.

Total assets were $996.5 million at March 31, 2008, up 13.1% from $881.0 million at March 31, 2007 and up 5.2% from $947.2 million at December 31, 2007. Loans were $654.9 million at March 31, 2008, up 12.0% from $585.0 million at March 31, 2007, and up slightly from $644.9 million at December 31, 2007.

During the first quarter of 2008 we purchased a building in Birmingham, AL for $8.5 million. The building will be used for our headquarters. We plan to use approximately 50% of the building for our operation and will lease the remainder to nonaffiliated third parties.

At March 31, 2008, nonperforming assets as a percent of total assets increased to 2.32% from 0.59% at March 31, 2007. At December 31, 2007, nonperforming assets as a percent of total assets was 1.37%.

Deposits decreased to $561.1 million at March 31, 2008, mostly due to decreased money market account balances associated with escrow deposits from start-up banks. Federal funds purchased were up $100.4 million or 200.7% at March 31, 2008 and we had short-term debt of $31.4 million at March 21, 2008 compared to $0 at March 31, 2007. Long-term debt was $160.0 million at March 31, 2008 compared to $110.0 million at March 31, 2007, and $121.40 million at December 31, 2007.

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

Earnings Review

For the three months ended March 31, 2008, we reported net income of $679,470, or $0.08 per diluted share compared with $1.6 million, or $0.18 per diluted share for the same period in 2007. The primary factors affecting the decrease in net income in the first three months of 2008 was a $885,249 or 14.5% decrease in net interest income and a $900,000 increase in the provision for loan losses, and a $2.5 million increase in noninterest expense. This change was partially offset by a $485,699 decrease in the provision for income taxes and a $2.9 million increase in noninterest income.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three months ended March 31, 2008 and 2007.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended March 31
	2008			2007
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$632,589,505	$10,486,183	6.67%	$582,085,635	$12,247,043	8.53%
Investment securities (2)
Taxable	246,129,764	3,233,370	5.28	241,143,443	2,968,329	4.99
Non-taxable (3)	8,903,268	132,792	6.00	0	0	0.00
Interest-bearing balances due from banks	8,848,479	104,664	4.76	4,364,636	82,506	7.67
Trading securities	1,257,603	10,578	3.38	0	0	0.00
Federal funds sold and securities purchased under agreements to resell	2,357,511	20,756	3.54	5,326,968	73,915	5.63

Total interest-earning assets	900,086,130	13,988,343	6.25%	832,920,682	15,371,793	7.48%

Noninterest-earning assets:
Cash and due from banks	3,477,210			4,994,972
Premises and equipment	3,489,835			1,939,128
Other, less allowance for loan losses	25,393,882			12,660,510

Total noninterest-earning assets	32,360,927			19,594,610

TOTAL ASSETS	$932,447,057			$852,515,292

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,966,194	9,616	0.98%	$3,465,673	10,352	1.21%
Savings	270,535	834	1.24	313,474	952	1.23
Money market	220,454,537	1,589,015	2.90	218,937,543	2,450,202	4.54
Time deposits	403,694,010	5,070,106	5.05	409,784,371	5,288,694	5.23

Total interest-bearing deposits	628,385,276	6,669,571	4.27	632,501,061	7,750,200	4.97
Federal funds purchased and securities sold under agreements to repurchase	68,508,565	459,765	2.70	13,783,056	177,756	5.23
Short-term debt	1,839,561	24,718	5.40	0	0	0.00
Long-term debt	134,395,604	1,353,203	4.05	110,000,000	1,090,516	4.02
Subordinated debentures	12,372,000	220,739	7.18	12,372,000	252,874	8.29

Total interest-bearing liabilities	845,501,006	8,727,996	4.15%	768,656,117	9,271,346	4.89%

Noninterest-bearing liabilities:
Demand deposits	6,373,042			7,261,923
Other liabilities	11,469,537			10,562,862

Total noninterest-bearing liabilities	17,842,579			17,824,785

Stockholders’ equity	69,103,472			66,034,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$932,447,057			$852,515,292

Net interest income		$5,260,347			$6,100,447

Interest income/earning assets			6.25%			7.48%
Interest expense/earning assets			3.90			4.51

Net interest income/earning assets			2.35%			2.97%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%

Net interest income on a tax equivalent basis decreased $840,098 or 13.8% during the first three months of 2008 compared to the same period in 2007. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased 62 basis points from 2.97% for the first three months of 2007 to 2.35% for the first three months of 2008, primarily because of a decline in the yield on earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 6.1% of earning assets in the first three months of 2008 and 7.7% for the same period in 2007.

Interest income on a tax equivalent basis decreased $1.4 million or 9.0% in the first three months of 2008 due to a lower yield on interest earning assets, which decreased from 7.48% in the first three months of 2007 to 6.25% in the first three months of 2008. Average earning assets increased 8.1% to $900.1 million or 96.5% of average total assets in 2008, compared with $832.9 million or 97.7% in 2007. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $50.5 million or 8.7% and average investment securities increased $13.9 million or 5.8%. The yield on earning assets decreased 123 basis points in 2008 primarily because the yields on loans were lower due to the decreased interest rates.

The Federal Reserve lowered the federal funds target rate 300 basis points from 5.25% at March 31, 2007 to 2.25 at March 31, 2008. The prime lending rate decreased by the same amount from 8.25% at March 31, 2007 to 5.25% at March 31, 2008

During 2008, loans which are typically our highest yielding earning asset increased as a percentage of earning assets. Average loans were 70.3% of average earning assets in the first three months of 2008 versus 69.9% in the same period in 2007. The yield on loans decreased 186 basis points from 8.53% in the first three months of 2007 to 6.67% in the same period in 2008 largely due to lower interest rate environment during the first three months of 2008. The majority of our loans are variable rate loans. The yield on taxable investment securities increased from 4.99% in the first three months of 2007 to 5.28% in the first three months of 2008. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, decreased 209 basis points from 5.63% in the first three months of 2007 to 3.54% in the first three months of 2008. The yield on interest-bearing deposits with banks decreased 291 basis points from 7.67% in the first three months of 2007 to 4.76% for the same period in 2008.

The cost of funding sources decreased $543,351 or 5.9% in the first three months of 2008 compared to the same period in 2007, primarily due to lower rates. Average interest-bearing liabilities increased $76.8 million or 10.0% in the first three months of 2008 compared to the same period in 2007. Interest-bearing deposits were down $4.1 million or 0.7%, primarily driven by declining time deposits. During the first three months of 2008, we have replaced escrow accounts and higher priced time deposits with fed funds from our agent program. The pricing was the same as the escrow deposits, however, it was considerably lower than renewing time deposits. Average federal funds purchased increased $54.7 million or 397.0% in the first three months of 2008. Average short-term debt was $1.8 million at March 31, 2008 compared to $0 at March 31, 2007.

Average long-term debt increased $24.4 million or 22.2% in the first three months of 2008 compared to the first three months of 2007. Average long-term debt was 15.9% of interest-bearing liabilities during the first three months of 2008 versus 14.3% during the same period in 2007. The average rate paid on interest-bearing liabilities decreased 74 basis points from 4.89% in the first three months of 2007 to 4.15% in the same period in 2008, primarily due to the decreased interest rate environment. The cost of interest-bearing deposits decreased 70 basis points to 4.27% for the first three months of 2008 versus 4.97% for the same period in 2007. The primary reasons for this decrease were the decreased interest rate environment and a lower level of certificates of deposit. The average rate paid on subordinated debt decreased 111 basis points from 8.29% in the first three months of 2007 to 7.18% in the same period in 2008, because the rate on subordinated debt is 3-month LIBOR, which is variable, plus 2.8%. Interest-bearing liabilities were 93.9% of earning assets during the first three months of 2008 and 92.3% for the same period in 2007 which was the primary cause of the less favorable mix of funding sources in 2008.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $900,000 and $0 in the first three months of 2008 and 2007, respectively. The higher provision for loan losses was primarily due to increasing our reserve for one non-real-estate loan.

Net loan recoveries were $6,742, or 0.00% of average loans on an annualized basis in the first three months of 2008 compared to net charge-offs of $53,917, or 0.04% of average loans in the first three months of 2007. The allowance for loan losses totaled 1.36% of loans as of March 31, 2008 compared to 1.26% at March 31, 2007 and 1.24% at December 31, 2007. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. As anticipated, noninterest income is becoming a more important contributing factor to our overall profitability in 2008. Noninterest income increased $2.9 million or 471.6% in the first three months of 2008 compared to the same period in 2007.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $2.6 million or 702.4% in the first three months of 2008 compared to the same period last year. The increase in 2008 was primarily due to increased sales volume.

Commissions and fees include revenues from debit card services and loan participation fees. Commissions and fees were up $11,747 or 12.0% in the first three months of 2008 compared to the same period in 2007 primarily due to higher loan participation fee income, which was up 4.7% for the first three months of 2008 compared to the same period in 2007.

Service charges on deposit accounts were up $30,690 or 93.0% in the first three months of 2008 compared to the same period in 2007 due to the growth of our correspondent banking customer accounts.

Gains on sales of investment securities were $124,880 in the first three months of 2008 compared to $0 during the same period in 2007.

Other operating income was up $150,684 or 127.7% in the first three months of 2008 compared to the same period in 2007 due primarily to increases in income from cash management services to correspondent banks and higher earnings on bank owned life insurance.

Noninterest Expense

Noninterest expense increased $2.5 million or 57.0% in the first three months of 2008 compared to the same period in 2007. Noninterest expense was higher primarily due to higher salaries and employee benefits and other operating expenses.

Salaries and employee benefits, the largest component of noninterest expense, totaled $4.5 million and $2.7 million in the first three months of 2008 and 2007, respectively. The increase during the first three months of 2008 was primarily due to the increased number of employees related to our expansion efforts in 2007 and an increase in incentive pay in the investment area related to the substantial increase in revenue from the investment division. We employed 118.0 and 106.5 full time equivalent employees at March 31, 2008 and March 31, 2007, respectively.

Net occupancy expense increased $69,090 or 39.2% during the first three months of 2008 compared to the first three months of 2007, largely due to the expansion of our Atlanta and Birmingham offices and the new office in Tampa for Nexity Capital Management, LLC. Equipment expense increased $22,197 or 11.5%.

Other operating expense increased $649,386 or 49.8% in the first three months of 2008 compared to the same period in 2007. The increase in other operating expense was primarily due to write-downs of other real estate, higher data communications, and travel fees, and the write – down of some capitalized expenses related to construction of a new headquarters building of approximately $136,000. Since we purchased a building in Birmingham for our new headquarters in the first three months of 2008, the construction plans have become obsolete. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended March 31,
	2008	2007
Travel and lodging	$185,265	$103,315
Other professional	185,009	35,130
Director fees	108,250	92,000
Telephone and data communications	160,536	96,339
Software maintenance contracts	117,026	68,334
FDIC expenses	113,861	19,423
Accounting fees	94,092	99,249
Legal fees	70,565	106,278
Write-down of other real estate	68,392	16,145
Investment seminars	64,500	45,669
Advertising	55,447	35,824
Postage, freight, & courier service	55,301	64,777
Franchise taxes	54,496	60,800
Other	620,065	460,136

Total	$1,952,805	$1,303,419

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

Total income tax expense included in the Consolidated Statements of Income was $259,000 in the first three months of 2008, compared to $744,699 in the same period in 2007. Our effective income tax rates were 27.6% in the first three months of 2008 and 32.2% in the same period of 2007.

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

Investment securities were $290.9 million at March 31, 2008, compared with $242.9 million at March 31, 2007. At March 31, 2008, investment securities represented 29.2% of total assets compared with 27.6% at March 31,2007. We had an unrealized gain on investment securities available-for-sale, net of tax, of $2.2 million at March 31, 2008, compared with an unrealized loss of $1.4 million at the same time last year.

	March 31		December 31, 2007
	2008	2007
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$63,029,176	$103,583,635	$63,728,924
Mortgage-backed securities	190,332,615	129,184,589	160,883,420
Municipal Securities	14,895,616	0	3,361,812
Other debt securities	11,035,135	3,032,500	8,025,800

Total debt securities	279,292,542	235,800,724	235,999,956
Equity securities	11,617,333	7,073,817	8,823,817

Total	$290,909,875	$242,874,541	$244,823,773

Total securities as a percentage of total assets	29.2%	27.6%	25.8%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	21.7%	42.7%	26.0%
Mortgage-backed securities	65.4	53.2	65.7
Municipal Securities	5.1	0.0	1.4
Other debt securities	3.8	1.2	3.3

Total debt securities	96.0	97.1	96.4
Equity securities	4.0	2.9	3.6

Total	100.0%	100.0%	100.0%

Average investment securities excluding the unrealized gain on available-for-sale securities were $255.0 million during the first three months of 2008, an increase of 5.8% from the $241.1 million in 2007. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first three months of 2008 to 5.31% from 4.99% in 2007.

The duration of the debt securities portfolio was approximately 4.3 years at March 31, 2008 compared to 4.8 years at March 31, 2007. If interest rates rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $654.9 million and represented 65.7% of total assets and 116.7% of total deposits at March 31, 2008, compared with $585.0 million and 66.4% of total assets and 92.6% of total deposits at March 31, 2007. During the first three months of 2008, average loans grew 8.7% to $632.6 million from $582.1 million during the same period in 2007. We have focused our growth in current market areas, loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on commercial real estate – acquisition and development, multifamily, and income producing commercial real estate loans collectively of 575.0% of total capital at March 31, 2008. These loans totaled $412.8 million or 472.9% of total capital. We have established concentration limits on real estate construction loans of 350.0% of total capital and at March 31, 2008, these loans totaled $297.1 million or 336.8% of total capital. We have also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at March 31, 2008, these loans totaled $89.8 million or 101.8% of total capital. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

Even though loan policies and procedures may provide the basis for a quality loan portfolio with minimal risk, at times individual borrowers do encounter problems, which result in lower credit quality and higher risk of loss. Additionally, general deterioration of loan quality may result from weaknesses in specific industries or the economy in general. Real estate sales and values have been under considerable pressure in Florida, certain other coastal areas of the southeast, and the metro-Atlanta, Georgia area where we actively originate loans and loan participations.

The following table shows the carrying values and mix of the loan portfolio at March 31, 2008 and 2007. Commercial, financial, and agricultural loans increased 41.6% from March 31, 2007 and represent 25.3% of gross loans at March 31, 2008. Commercial, financial, and agricultural loans increased mainly due to increased bank holding company and bank loans. Real estate-construction loans, which were 45.4% of gross loans at March 31, 2008, decreased 2.5% compared to the previous year. Real estate-mortgage, which includes commercial real estate loans, increased 19.1% from March 31, 2007 and represent 21.6% of gross loans at March 31, 2008. Commercial real estate loans increased primarily due to increased term commercial real estate lending. Installment loans to individuals, which include residential real estate loans, represent 2.1% of gross loans at March 31, 2008 and increased 15.1% from March 31, 2007. Installment loans to individuals increased from March 31, 2007 to March 31, 2008 mainly because of an increase in consumer lending. Home equity lines of credit increased 13.9% from March 31, 2007 and represent 5.6% of gross loans at March 31, 2008. Lease financing receivables, which represent 0.03% of gross loans at March 31, 2008, decreased 14.6% compared to the previous year. Other loans increased $6,835 or 10.6% from March 31, 2007 and represent 0.01% of gross loans at March 31, 2008.

Loan Portfolio Composition

	March 31,		December 31, 2007
	2008	2007
Commercial, financial, and agricultural	$165,678,836	$117,044,462	$157,504,497
Real estate - construction	297,111,238	304,755,010	298,920,944
Real estate - commercial	141,146,283	118,468,858	135,167,001
Installment loans to individuals	13,773,873	11,968,819	16,895,919
Home equity lines of credit	36,950,921	32,448,615	36,171,005
Lease financing receivables	183,297	214,624	191,358
Other	71,229	64,394	12,853

Total loans	$654,915,677	$584,964,782	$644,863,577

Total loans as a percentage of total assets	65.7%	66.4%	68.1%

Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	25.3%	20.0%	24.4%
Real estate - construction	45.4	52.1	46.4
Real estate - mortgage	21.6	20.2	21.0
Installment loans to individuals	2.1	2.1	2.6
Home equity lines of credit	5.6	5.6	5.6
Lease financing receivables	0.0	0.0	0.0
Other	0.0	0.0	0.0

Gross loans	100.0%	100.0%	100.0%

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

Nonperforming Assets

	March 31		December 31,
	2008	2007	2007
Nonaccrual loans	$19,708,365	$562,829	$8,844,211
Loans past due 90 days or more	0	0	741,730
Foreclosed property (other real estate owned)	3,377,470	4,667,400	3,377,470

Total nonperforming assets	$23,085,835	$5,230,229	$12,963,411

Total nonperforming assets as a percentage of total assets	2.32%	0.59%	1.37%

Allowance for loan losses to nonperforming loans	45.03%	1,307.30%	83.13%

NM = Not meaningful

At March 31, 2008, nonperforming assets increased $17.9 million to $23.1 million, compared with $5.2 million reported at March 31, 2007. At March 31, 2008, we had $19.7 million in nonaccrual loans, compared to $562,829 at the same time last year. We added 5 loans totaling $10.7 million to nonaccrual loans during the first quarter of 2008. Nonperforming loans and assets were up primarily due to the addition of two real estate loans totaling $7.3 million located in the coastal area of our South Carolina market. We believe we are well-secured in each of these loans and anticipate any losses from the workout of these two credits to be at manageable levels. We also added a $2.9 million loan to an individual investor secured by stock in a bank holding company located in Atlanta, Georgia. We established a specific reserve for each of these loans.

There were no loans past due 90 days or more at March 31, 2008 and March 31, 2007. The nonperforming assets to total assets ratio was 2.32% on March 31, 2008, compared to 0.59% on March 31, 2007.

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

An analysis of activity in the allowance for loan losses at and for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007 is presented in the following table:

Summary of Loan Loss Experience

	At and for the three months ended March 31		At and for the year ended December 31,
	2008	2007	2007
Balance at beginning of period	$7,968,737	$7,411,803	$7,411,803
Provision for loan losses	900,000	0	805,000
Recoveries on loans previously charged off	7,741	2,307	13,389
Loans charged off	(1,000)	(56,224)	(436,856)
Allowance acquired in acquisition of loan portfolio	0	0	175,401

Balance at end of period	$8,875,478	$7,357,886	$7,968,737

Average Loans	$632,589,505	$582,085,691	$612,670,940
Loans, end of period	654,915,677	584,964,782	644,863,577
Net charge-offs as a percentage of average loans (annualized)	(0.00)%	0.04%	0.07%
Allowance for loan losses as a percentage of loans	1.36%	1.26%	1.24%
Allowance for loan losses to nonperforming loans	45.03%	1,307.30%	83.13%

NM = Not Meaningful

At March 31, 2008, we had 19 loans considered impaired totaling $53.2 million compared with $562,829 at the same time last year. Impaired loans had a related specific allowance for loan losses of $2.9 million and $14,643 at March 31, 2008 and 2007, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as impaired at March 31, 2008. Due to the growth of impaired loans and the related specific allowance, we expect charge-offs in 2008 to be above our historical levels.

The increase in impaired loans was primarily due to higher impaired real estate construction loans. While these loans were made with enough pre – sold units to pay off the loan, purchasers failed to close on their contracts at project completion. Impaired real estate construction loans increased $49.2 million from March 31, 2007 to March 31, 2008. Impaired loans include 9 loans that totaled $36.4 million at March 31, 2008 that are classified as performing. These loans are considered impaired because we do not expect to collect principal and interest per the terms of the loan agreements.

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

The ratio of net charge-offs to average loans was 0.00% during the first three months of 2008 and 0.04% for the same period in 2007. The provision for loans losses for the first three months of 2008 was $900,000, compared with $0 in the same period in 2007. The provision for loan losses was higher because of the increase in specific reserves on impaired loans.

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

Funding Sources

Total deposits were $561.1 million and represented 56.3% of total assets at March 31, 2008, compared with $631.5 million and 74.0% of total assets at March 31, 2007. The decrease in deposits in the first three months of 2008 was mostly due to decreased money market account balances associated with escrow deposits from start-up banks, and decreased time deposits. During the first three months of 2008, we have replaced escrow accounts and higher priced time deposits with fed funds from our agent program. The pricing was the same as the escrow deposits, however it was considerably lower than renewing time deposits. During the first three months of 2008, average deposits decreased 0.8% to $634.8 million from $639.8 million for the same period in 2007. In the first three months of 2008, the mix of interest-bearing deposits improved slightly as certificates of deposit decreased 6.3% and money market deposits decreased 21.3%. Certificates of deposit represented 68.1% of deposits at March 31, 2008 and 64.5% at March 31, 2007. Money market accounts represented 29.8% of deposits at March 31, 2008 and 33.6% at March 31, 2007.

Types of Deposits

	March 31		December 31,
	2008	2007	2007
Noninterest - bearing demand deposits	$7,324,071	$7,572,191	$4,813,386
Interest - bearing checking	4,309,066	3,638,328	4,437,201
Money market accounts	167,124,343	212,383,302	271,964,295
Savings accounts	288,868	282,599	296,472
Brokered deposits	15,201,000	30,630,000	15,201,000
Time deposits under $100,000	225,027,965	237,556,776	253,732,571
Time deposits of $100,000 or more	141,860,188	139,479,505	158,711,609

Total Deposits	$561,135,501	$631,542,701	$709,156,534

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.3%	1.2%	0.7%
Interest - bearing checking	0.8	0.6	0.6
Money market accounts	29.8	33.6	38.4
Savings accounts	0.0	0.0	0.0
Brokered deposits	2.7	4.9	2.1
Time deposits under $100,000	40.1	37.6	35.8
Time deposits of $100,000 or more	25.3	22.1	22.4

Total Deposits	100.0%	100.0%	100.0%

The table below shows a maturity schedule for time deposits of $100,000 or more at March 31, 2008 and December 31, 2007.

Maturity Distribution of Time Deposits of $100,000 or More

	March 31, 2008	December 31, 2007
Three months or less	$47,276,122	$53,413,568
Over three through six months	57,784,008	43,922,272
Over six through twelve months	34,517,066	58,909,582
Over twelve months	2,282,992	2,466,187

Total outstanding	$141,860,188	$158,711,609

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit, agent federal funds, and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $56.6 million to $70.3 million during the first three months of 2008 from $13.8 million for the same period in 2007. We began providing cash management services to community banks in 2003. As part of this service, the Bank manages a pool of agent federal funds. As rates declined, this funding source became more attractive because the funds are immediately repriceable and tied to the federal funds target rate. At March 31, 2008 and March 31, 2007, our total federal funds purchased through this program were $150.4 million and $50.0 million respectively.

At March 31, 2008 we borrowed $30.0 million in short – term funds from FHLB, compared to $0 at March 31, 2007.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $160.0 million at March 31, 2008 and $110.0 million at March 31, 2007. Fixed interest rates on these advances ranged from 2.07% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2009 to 2017. The increase in long – term borrowings from March 31, 2007 to March 31, 2008 reflects management’s efforts to extend our maturities for interest rate risk management.

Type of Borrowings

	March 31		December 31
	2008	2007	2007
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$150,382,558	$50,000,000	$16,930,082
FHLB Advances	30,000,000	0	10,000,000
LaSalle Advances	1,400,000	0	0

Total Short-Term Borrowings	181,782,558	50,000,000	26,930,082

Long-Term Borrowings
FHLB Advances	160,000,000	110,000,000	120,000,000
LaSalle Advances	0	0	1,400,000
Subordinated notes	12,372,000	12,372,000	12,372,000

Total Long-Term Borrowings	172,372,000	122,372,000	133,772,000

Total Borrowings	$354,154,558	$172,372,000	$160,702,082

We have a line of credit with LaSalle of $15 million of which $1.4 million was outstanding at March 31, 2008 and none was outstanding at March 31, 2007. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This advance matures on November 18, 2008, and has a floating rate equal to the three month LIBOR, appearing in the Wall Street Journal, plus 150 basis points (1.50%). Interest is payable quarterly and principal is due at maturity.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At March 31, 2008, stockholders’ equity was $70.3 million versus $66.9 million at March 31, 2007. The increase in stockholders’ equity was primarily the result of earnings and accumulated other comprehensive gains. In the first three months of 2008 we did not repurchase any shares of common stock under our stock repurchase plan. We have not paid any cash dividends.

Book value per share at March 31, 2008 and 2007 was $9.05 and $8.02, respectively. Tangible book value per share at March 31, 2008 and 2007 was $8.93 and $7.91, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At March 31, 2008 and 2007, and December 31, 2007, trust preferred securities included in Tier 1 capital totaled $12.0 million. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 8.51% and 9.28% at March 31, 2008 and 2007, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.37% and 11.17% at March 31, 2008 and 2007, respectively, and a total risk-based capital ratio of 10.42% and 12.21% at March 31, 2008 and 2007, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2008, trust preferred securities included in Tier 1 capital totaled $12.0 million.

	March 31, 2008	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.42%	N/A
Tier 1 risk-based capital	9.37	N/A
Leverage ratio	8.51	N/A

Nexity Bank
Total risk-based capital	10.35%	10.00%
Tier 1 risk-based capital	9.30	6.00
Leverage ratio	8.44	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three month period ended March 31, 2008 compared to the year ended December 31, 2007.

	Three months ended March 31, 2008 (1)	Year ended December 31, 2007
Return on average assets	0.29%	0.59%
Return on average equity	3.95%	8.03%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.41%	7.33%

(1)	The return on average assets and return on average equity for the three months ended March 31, 2008 was computed by annualizing the numerator to a twelve-month period.

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

Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including floating rate instruments and those with near-term maturities. The interest-sensitivity gap is the difference between total interest-sensitive assets and liabilities during a given time period. Management’s objective is to maintain the difference between interest-sensitive assets and liabilities at a level that will minimize the effects of significant interest rate shifts on net interest income.

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at March 31, 2008 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	5.04%
1.00	2.81
Flat	—
(1.00)	(4.00)
(2.00)	(8.10)

The overall net interest income profile shows positive changes in net interest income if rates ratably increase 100 or 200 basis points. This increase is primarily attributable to a high level of variable rate loans. The down 100 and 200 basis point scenario reflect greater variation also due to the high level of variable rate loans and certain deposit rates that have reached what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing these deposits by the entire 100 or 200 basis points.

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

Economic Value of Equity Risk Analysis at March 31, 2008

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(15.25)%
Flat	—
(2.00)	8.89%

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2008 and 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of March 31, 2008, totaled $190.0 million. At March 31, 2008, we had $108.5 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At March 31, 2008 and December 31, 2007 we had unused short-term lines of credit totaling $5.0 million with correspondent banks.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2008, we had outstanding standby letters of credit of $12.8 million and unfunded loan commitments outstanding of $273.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At March 31, 2008, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of March 31, 2008, which by their terms have contractual maturity dates subsequent to March 31, 2008 (dollars in thousands):

	Less than One year	1 - 3 Years	4 - 5 Years	After 5 Years		Total
Unfunded commitments:
Letters of credit	$12,554	$20	$250	$		$12,824
Loan commitments	109,192	59,929	38,550		65,705	273,376

Total	$121,746	$59,949	$38,800		$65,705	$286,200

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings and claims that arise in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the three months ended March 31, 2008.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: May 12, 2008	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and
Chief Executive Officer

	By:	/s/ John J. Moran
John J. Moran
Executive Vice President and
Chief Financial Officer