Form 10-Q
period 2008-06-30
NEXITY FINANCIAL CORP
filed 2008-08-08
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of August 8, 2008 was 7,766,394.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30		December 31, 2007
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$2,718,451	$7,404,360	$9,840,620
Interest-bearing deposits in other banks	8,722,799	13,428,836	10,120,506
Federal funds sold	31,179,317	11,777,788	8,487,235
Investment securities available-for-sale, at fair value	286,922,588	228,534,738	244,823,773
Trading securities	2,968,646	988,714	0

Loans, net of unearned income	728,987,841	629,008,150	644,863,577
Allowance for loan losses	(11,839,493)	(7,774,655)	(7,968,737)

Net loans	717,148,348	621,233,495	636,894,840

Premises and equipment, net of accumulated depreciation	11,693,539	3,310,713	3,381,882
Deferred tax asset	7,544,641	5,656,383	4,037,210
Intangible assets	910,655	910,655	910,655
Other real estate owned	2,713,902	4,910,004	3,377,470
Bank owned life insurance	17,685,630	16,973,297	17,337,062
Other assets	6,888,461	8,165,797	8,001,376

Total assets	$1,097,096,977	$923,294,780	$947,212,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$12,955,847	$8,606,854	$4,813,386
NOW and money market accounts	193,044,443	255,177,569	276,401,496
Time deposits $100,000 and over	156,944,604	148,039,247	158,711,609
Other time and savings deposits	305,690,047	281,270,002	269,230,043

Total deposits	668,634,941	693,093,672	709,156,534

Federal funds purchased and securities sold under agreements to repurchase	141,887,209	34,986,000	16,930,082
Short-term borrowings	32,400,000	0	10,000,000
Long-term borrowings	160,000,000	110,000,000	121,400,000
Subordinated debentures	22,681,000	12,372,000	12,372,000
Accrued expenses and other liabilities	9,317,235	10,399,192	10,822,494

Total liabilities	1,034,920,385	860,850,864	880,681,110

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2008 and 2007	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock - 8,740,680 in 2008 and 2007	87,407	87,407	87,407
Surplus	62,533,051	62,257,589	62,338,797
Retained earnings	12,685,289	12,148,544	14,756,413
Accumulated other comprehensive loss	(3,301,636)	(4,677,857)	(839,029)
Treasury Stock, at cost - 974,286 shares in 2008, 971,286 at December 31, 2007 and 620,000 at June 30, 2007	(9,827,519)	(7,371,767)	(9,812,069)

Total stockholders’ equity	62,176,592	62,443,916	66,531,519

Total liabilities and stockholders’ equity	$1,097,096,977	$923,294,780	$947,212,629

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$9,488,805	$12,958,613	$19,974,988	$25,205,656
Interest on investment securities
Taxable	3,706,588	3,048,475	6,950,536	6,016,804
Non-taxable	189,163	0	276,806	0
Interest on federal funds sold	45,780	126,163	66,536	200,078
Other interest income	63,325	132,678	167,989	215,184

Total interest income	13,493,661	16,265,929	27,436,855	31,637,722

INTEREST EXPENSE:
Interest on deposits	5,572,804	8,207,370	12,242,375	15,957,570
Interest on short-term borrowings	877,612	365,067	1,362,095	542,823
Interest on long-term borrowings	1,544,129	1,103,783	2,897,332	2,194,299
Interest on subordinated debentures	210,412	258,065	431,151	510,939

Total interest expense	8,204,957	9,934,285	16,932,953	19,205,631

Net interest income	5,288,704	6,331,644	10,503,902	12,432,091
Provision for loan losses	5,835,000	440,000	6,735,000	440,000

Net interest (expense) income after provision for loan losses	(546,296)	5,891,644	3,768,902	11,992,091

NONINTEREST INCOME:
Service charges on deposit accounts	96,783	38,149	160,484	71,160
Commissions and fees	114,196	98,566	224,195	196,818
Gains on sales of investment securities	0	0	124,880	0
Brokerage and investment services income	2,309,291	266,377	5,290,991	637,961
Other operating income	295,771	185,605	564,485	303,635

Total noninterest income	2,816,041	588,697	6,365,035	1,209,574

NONINTEREST EXPENSE:
Salaries and employee benefits	4,261,435	2,900,089	8,773,245	5,637,155
Net occupancy expense	306,426	187,670	551,673	363,827
Equipment expense	204,993	201,717	420,853	395,380
Other operating expense	2,486,279	1,638,693	4,439,084	2,942,112

Total noninterest expense	7,259,133	4,928,169	14,184,855	9,338,474

(Loss) Income before income taxes	(4,989,388)	1,552,172	(4,050,918)	3,863,191
(Benefit) Provision for income taxes	(2,238,794)	408,566	(1,979,794)	1,153,265

Net (loss) income	$(2,750,594)	$1,143,606	$(2,071,124)	$2,709,926

Net (loss) income per share - basic	$(0.35)	$0.14	$(0.27)	$0.32

Net (loss) income per share - diluted	$(0.35)	$0.13	$(0.27)	$0.31

Weighted average common shares outstanding - basic	7,768,339	8,307,779	7,768,867	8,340,693

Weighted average common shares outstanding - diluted	7,768,339	8,799,494	7,768,867	8,843,442

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,071,124)	$2,709,926
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion and amortization of investment securities	(644,465)	(265,218)
Depreciation and amortization	472,357	381,716
Provision for loan losses	6,735,000	440,000
Gain on sales of investment securities available-for-sale	(124,880)	0
Gain on sales of premises and equipment	(11,780)	0
Stock based compensation	194,254	69,933
Change in trading securities	(2,968,646)	1,009,786
Change in other assets	1,633,811	(2,315,458)
Income from bank owned life insurance	(348,568)	(205,959)
Change in deferred tax asset	(2,194,322)	(383,023)
Change in other liabilities	(1,505,259)	312,575

Net cash (used in) provided by operating activities	(833,622)	1,754,278

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(89,236,746)	(23,227,933)
Proceeds from sales of investment securities available-for-sale	7,279,849	0
Proceeds from maturities of investment securities available-for-sale	37,160,710	30,454,546
Net (increase) decrease in loans	(86,988,508)	(23,132,077)
Proceeds from the sale of fixed assets	100,749	0
Purchase of bank owned life insurance	0	(10,000,000)
Capital expenditures	(8,730,310)	(2,586,194)

Net cash used in investing activities	(140,414,256)	(28,491,658)

Cash flows from financing activities:
Net change in deposits	(40,521,593)	34,701,210
Net change in short-term borrowings	147,357,127	(14,000)
Net change in long-term borrowings	38,600,000	0
Proceeds from the issuance of subordinated debentures	10,000,000	0
Purchase of treasury stock	(15,450)	(2,811,522)

Net cash provided by financing activities	155,420,084	31,875,688

Net change in cash and cash equivalents	14,172,206	5,138,308
Cash and cash equivalents at January 1	28,448,361	27,472,676

Cash and cash equivalents at June 30	$42,620,567	$32,610,984

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Common Stock		Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock, at cost	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2007	8,740,680	$87,407	$62,187,656	$9,438,618	$(1,983,014)	$(4,560,245)	$65,170,422

Common stock activity:
Stock-based compensation			69,933				69,933
Purchase of Treasury Stock (34,050 shares)						(2,811,522)	(2,811,522)
Comprehensive income:
Net income				2,709,926			2,709,926
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,694,843)		(2,694,843)

Total comprehensive income							15,083

Balance at June 30, 2007	8,740,680	$87,407	$62,257,589	$12,148,544	$(4,677,857)	$(7,371,767)	$62,443,916

Balance at January 1, 2008	8,740,680	$87,407	$62,338,797	$14,756,413	$(839,029)	$(9,812,069)	$66,531,519
Common stock activity:
Stock-based compensation			194,254				194,254
Purchase of Treasury Stock (3,000 shares)						(15,450)	(15,450)
Comprehensive loss:
Net loss				(2,071,124)			(2,071,124)
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(2,462,607)		(2,462,607)

Total comprehensive loss							(4,533,731)

Balance at June 30, 2008	8,740,680	$87,407	$62,533,051	$12,685,289	$(3,301,636)	$(9,827,519)	$62,176,592

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

Nexity Capital Trust III, a statutory trust and wholly owned subsidiary, was established by the Corporation on June 1, 2008. Nexity Capital Trust III is a special interest nonbank subsidiary that issues trust preferred securities, whereby the proceeds from the issuance are loaned to the Corporation.

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

At June 30, 2008 we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Charlotte and Raleigh, North Carolina, Orlando, Florida, Las Vegas, Nevada, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated two trust subsidiaries at June 30, 2008 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At June 30, 2008 we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

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

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Expected life (in years)	N/A	5.00	5.00	5.00
Expected volatility	N/A	0.2291%	0.5811% - 0.6366%	0.1146% - 0.2740%
Risk-free interest rate	N/A	4.50%	2.76% - 3.02%	4.46% - 4.89%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	N/A	$3.53	$4.01	$3.37

At June 30, 2008 there was $788,068 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.4 years.

The following tables represent stock option activity for the three and six-month periods ended June 30, 2008 and 2007:

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,963,745	$6.78		1,880,620	$7.26
Granted	0	0.00		2,500	11.85
Exercised	0	0.00		0	0.00
Terminated	0	0.00		(5,916)	12.14

Options outstanding, end of quarter	1,963,745	$6.78	2.85 years	1,877,204	$7.25	3.03 years

Exercisable, end of quarter	1,704,424	$6.54	1.88 years	1,779,134	$6.96	2.68 years

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,819,955	$6.90		1,846,518	$7.37
Granted	201,500	7.24		85,250	12.11
Exercised	0	0.00		0	0.00
Terminated	(57,710)	12.33		(54,564)	19.15

Options outstanding, end of quarter	1,963,745	$6.78	2.85 years	1,877,204	$7.25	3.03 years

Exercisable, end of quarter	1,704,424	$6.54	1.88 years	1,779,134	$6.96	2.68 years

Shares available for future stock option grants to employees and directors under existing plans were 116,333 at June 30, 2008. At June 30, 2008 the aggregate intrinsic value of stock options outstanding and exercisable with an exercise price less than $4.80, the closing price of our common stock on June 30, 2008 was $1,056,096. At June 30, 2007 the aggregate intrinsic value of stock options outstanding and exercisable with an exercise price less than $10.28, the closing price of our common stock on June 30, 2007, was $8,290,354.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at June 30, 2008 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	150,847,420	3,485,644	26,889,986	341,417	177,737,406	3,827,061
Tax-exempt municipals	31,360,000	1,138,818	0	0	31,360,000	1,138,818
Other debt securities	0	0	0	0	0	0

Total debt securities	182,207,420	4,624,462	26,889,986	341,417	209,097,406	4,965,879
Equity securities	0	0	0	0	0	0

Total investment securities	$182,207,420	$4,624,462	$26,889,986	$341,417	$209,097,406	$4,965,879

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at June 30, 2008 and 2007, and December 31, 2007. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. There was no impairment in the intangible assets during the six months ended June 30, 2008 and 2007.

Note 4 – Per Share Information

The following is a summary of net income (loss) per share – basic and diluted calculations:

	For the three months ended June 30			For the six months ended June 30
	2008		2007	2008		2007
Net income (loss) per share - basic computation
Net (loss) income	$(2,750,594)		$1,143,606	$(2,071,124)		$2,709,926
Income applicable to common shareholders	$(2,750,594)		$1,143,606	$(2,071,124)		$2,709,926

Weighted average common shares outstanding - basic	8,740,680		8,740,680	8,740,680		8,740,680
Less: Weighted average treasury shares	(972,341)		(432,901)	(971,813)		(399,987)

Weighted average common shares outstanding - basic net of treasury shares	7,768,339		8,307,779	7,768,867		8,340,693

Net (loss) income per share - basic	$(0.35)		$0.14	$(0.27)		$0.32

Net income (loss) per share - diluted computation
(Loss) income applicable to common shareholders	$(2,750,594)		$1,143,606	$(2,071,124)		$2,709,926

Weighted average common shares outstanding - basic net of treasury shares	7,768,339		8,307,779	7,768,867		8,340,693
Incremental shares from assumed conversions:
Stock options	N/A	(1)	491,715	N/A	(1)	502,749

Weighted average common shares outstanding - diluted	7,768,339	(1)	8,799,494	7,768,867	(1)	8,843,442

Net (loss) income per share - diluted	$(0.35	)(1)	$0.13	$(0.27	)(1)	$0.31

(1)	There is no dilution due to the antidilutive effect of the net loss on potential common shares (stock options).

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first six months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $44,330,570 as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Properties

Foreclosed properties are carried at the lower of the recorded amount of the loan for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, less estimated costs to sell. Subsequent to foreclosure, gains and losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining foreclosed properties are expensed as incurred. During the six months ended June 30, 2008, $2,713,902 of foreclosed properties were reevaluated and adjusted to fair value through earnings. This valuation process would be considered Level 3, consisting of appraisals of real estate collateral.

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

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three and six months ended June 30, 2008. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 56.8% of total revenue for the first six months of 2008. Brokerage and investment services income was 15.7% of total revenue for the first six months of 2008. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We fund this loan production with deposit products and borrowings and services offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 62.3% of total revenue for the first six months of 2008 compared to 91.1% for the same period in 2007. Interest income on loans accounted for 72.8% of total interest income for the six months ended June 30, 2008 compared to 79.7% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first six months of 2008 credit quality weakened. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures are discussed in more detail under the section entitled “Loans” of Management’s Discussion and Analysis.

Short-term interest rates, including the prime lending rate decreased 225 basis points during the first six months of 2008. The yield curve has returned to a more normal upward slope primarily due to the decrease of short-term interest rates. Our net interest margin has decreased from 2.96% for the six months ended June 30, 2007 to 2.27% for same period in 2008. The net interest margin decreased due to the declining interest rate environment and the adverse effect of nonaccrual loans. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” of Management’s Discussion and Analysis.

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

Second Quarter Financial Highlights

For the second quarter of 2008, we reported a net loss of $2.8 million, or ($0.35) per diluted share, compared to net income of $1.1 million or $0.14 per diluted share for the same period in 2007. This change in earnings was primarily related to a higher provision for loan losses, lower net interest income, and higher noninterest expense.

Our net interest income decreased to $5.3 million in the three months ended June 30, 2008 from $6.3 million in the same period in 2007. This decrease was primarily attributable to a lower net interest margin in 2008. Average earning assets increased 14.1% to $982.2 million or 95.9% of average total assets in the three months ended June 30, 2008, compared with $860.6 million or 96.4% in the same period in 2007. The net interest margin decreased to 2.20% for the three months ended June 30, 2008 from 2.95% for the same period in 2007. The decrease in the net interest margin was primarily due to the declining interest rate environment, write-down of accrued interest on loans placed on nonaccrual status, and the increased level of loans that are on nonaccrual status. The write-down of accrued interest cost the net interest margin approximately 9 basis points during the three months ended June 30, 2008. The cost to the net interest margin of carrying nonaccrual loans was approximately 18 basis points in the second quarter of 2008. As interest rates have declined, loan rates have decreased more rapidly than deposit rates. Competitive pressures have kept the cost of funding sources from declining at the same pace as the federal funds rate and the prime lending rate.

The provision for loan losses increased $5.4 million in the three months ended June 30, 2008 to $5.8 million compared to $440,000 for the same period in 2007. The provision for loan losses was higher because of net charge-offs and higher nonperforming loans during the second quarter. Net charge-offs were $2.9 million or 1.71% of average loans for the second quarter of 2008 on an annualized basis versus $23,231 or 0.02% for the same period in 2007. At June 30, 2008, nonperforming assets as a percent of total assets increased to 4.87% from 0.53% at June 30, 2007. At December 31, 2007, nonperforming assets as a percent of total assets was 1.37%.

Noninterest income increased 378.4% in the three months ended June 30, 2008 compared to the same period in 2007, mostly due to higher brokerage and investment services income, which was up 766.9% to $2.3 million for the three months ended June 30, 2008, compared to $266,377 for the same period in 2007.

For the three months ended June 30, 2008, noninterest expense was up 47.3% from the same period in 2007, mostly due to higher incentive pay in the investment area and other costs associated with our expansion efforts in 2007.

Total assets were $1.1 billion at June 30, 2008, up 18.8% from $923.3 million at June 30, 2007 and up 15.8% from $947.2 million at December 31, 2007. Loans were $729.0 million at June 30, 2008, up 15.9% from $629.0 million at June 30, 2007, and up 13.1% from $644.9 million at December 31, 2007.

Deposits decreased to $668.6 million at June 30, 2008, mostly due to lower money market account balances associated with escrow deposits from start-up banks. Federal funds purchased were up $106.9 million or 305.6% at June 30, 2008 and we had short-term debt of $32.4 million at June 30, 2008 compared to $0 at June 30, 2007. Long-term debt was $160.0 million at June 30, 2008 compared to $110.0 million at June 30, 2007, and $121.40 million at December 31, 2007.

During the second quarter of 2008 we issued $10.0 million in trust-preferred securities to strengthen our capital position in this challenging banking environment. The total risk-based capital, tier 1 risk-based capital, and leverage ratios at June 30, 2008 were 10.53%, 9.23%, and 8.40%, respectively, compared with 10.93%, 9.94%, and 8.72%, respectively, at June 30, 2007. Each of these ratios is above the “well capitalized” regulatory minimums of 10%, 6%, and 5%, respectively.

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

Earnings Review

For the six months ended June 30, 2008, we reported a net loss of $2.1million, or ($0.27) per diluted share compared with net income of $2.7 million, or $0.32 per diluted share for the same period in 2007. The primary factors affecting the decrease in net income in the first six months of 2008 was a $6.3 million or 1,430.7% increase to our provision for loan losses, a $4.8 million or 51.9% increase in noninterest expense, and a $1.9 million or 15.5% decrease in net interest income. This change was partially offset by a $5.2 million increase in noninterest income and a $3.1 million decrease in the provision for income taxes.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30
	2008			2007
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$674,494,737	$9,488,805	5.66%	$600,404,019	$12,958,613	8.66%
Investment securities (2)
Taxable	267,015,436	3,664,184	5.52	241,272,975	3,015,548	5.01
Non-taxable (3)	19,448,482	286,611	5.93	0	0	0.00
Interest-bearing balances due from banks	8,718,823	63,325	2.92	8,177,955	132,678	6.51
Trading securities	3,859,622	42,404	4.42	1,110,207	32,927	11.90
Federal funds sold and securities purchased under agreements to resell	8,705,508	45,780	2.12	9,609,706	126,163	5.27

Total interest-earning assets	982,242,608	13,591,109	5.57%	860,574,862	16,265,929	7.58%

Noninterest-earning assets:
Cash and due from banks	5,324,014			7,216,686
Premises and equipment	11,787,855			3,344,524
Other, less allowance for loan losses	25,205,848			21,733,792

Total noninterest-earning assets	42,317,717			32,295,002

TOTAL ASSETS	$1,024,560,325			$892,869,864

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,640,774	8,911	0.98%	$3,648,428	11,028	1.21%
Savings	286,034	880	1.24	320,070	952	1.19
Money market	174,756,527	929,760	2.14	234,125,073	2,686,820	4.60
Time deposits	430,399,953	4,633,253	4.33	418,271,659	5,508,570	5.28

Total interest-bearing deposits	609,083,288	5,572,804	3.68	656,365,230	8,207,370	5.02
Federal funds purchased and securities sold under agreements to repurchase	145,340,650	824,608	2.28	28,429,229	365,067	5.15
Short-term debt	7,509,890	74,978	4.02	0	0	0.00
Long-term debt	160,000,000	1,544,129	3.88	110,000,000	1,103,783	4.02
Subordinated debentures	13,590,670	210,412	6.23	12,372,000	258,065	8.37

Total interest-bearing liabilities	935,524,498	8,226,931	3.54%	807,166,459	9,934,285	4.94%

Noninterest-bearing liabilities:
Demand deposits	8,720,567			8,311,537
Other liabilities	10,827,808			10,996,625

Total noninterest-bearing liabilities	19,548,375			19,308,162

Stockholders’ equity	69,487,452			66,395,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,024,560,325			$892,869,864

Net interest income		$5,364,178			$6,331,644

Interest income/earning assets			5.57%			7.58%
Interest expense/earning assets			3.37			4.63

Net interest income/earning assets			2.20%			2.95%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.
(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%

Comparative Average Balance Sheets - Yields and Costs

	Six months ended June 30
	2008			2007
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$653,542,121	$19,974,988	6.15%	$591,295,430	$25,205,656	8.60%
Investment securities (2)
Taxable	256,572,600	6,897,554	5.41	241,208,567	5,983,877	5.00
Non-taxable (3)	14,175,875	419,403	5.95	0	0	0.00
Interest-bearing balances due from banks	8,783,651	167,989	3.85	6,281,830	215,184	6.91
Trading securities	2,558,613	52,982	4.16	558,170	32,927	11.90
Federal funds sold and securities purchased under agreements to resell	5,531,510	66,536	2.42	7,480,168	200,078	5.39

Total interest-earning assets	941,164,370	27,579,452	5.89%	846,824,165	31,637,722	7.53%

Noninterest-earning assets:				69.83
Cash and due from banks	4,400,612			6,111,966
Premises and equipment	7,638,845			2,645,708
Other, less allowance for loan losses	25,299,864			17,222,216

Total noninterest-earning assets	37,339,321			25,979,890

TOTAL ASSETS	$978,503,691			$872,804,055

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,803,484	18,527	0.98%	$3,557,555	21,380	1.21%
Savings	278,285	1,714	1.24	316,790	1,904	1.21
Money market	197,605,532	2,518,775	2.56	226,573,263	5,137,022	4.57
Time deposits	417,046,981	9,703,359	4.68	414,051,461	10,797,264	5.26

Total interest-bearing deposits	618,734,282	12,242,375	3.98	644,499,069	15,957,570	4.99
Federal funds purchased and securities sold under agreements to repurchase	106,924,608	1,284,373	2.42	21,146,602	542,823	5.18
Short-term debt	4,674,726	77,722	3.34	0	0	0.00
Long-term debt	147,197,802	2,897,332	3.96	110,000,000	2,194,299	4.02
Subordinated debentures	12,981,335	431,151	6.68	12,372,000	510,939	8.33

Total interest-bearing liabilities	890,512,753	16,932,953	3.82%	788,017,671	19,205,631	4.91%

Noninterest-bearing liabilities:
Demand deposits	7,546,804			7,789,629
Other liabilities	11,148,672			10,780,942

Total noninterest-bearing liabilities	18,695,476			18,570,571

Stockholders’ equity	69,295,462			66,215,813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$978,503,691			$872,804,055

Net interest income		$10,646,499			$12,432,091

Interest income/earning assets			5.89%			7.53%
Interest expense/earning assets			3.62			4.57

Net interest income/earning assets			2.27%			2.96%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.

(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%

Net interest income on a tax equivalent basis decreased $1.8 million or 14.4% during the first six months of 2008 compared to the same period in 2007. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased 69 basis points from 2.96% for the first six months of 2007 to 2.27% for the first six months of 2008, primarily because of a decline in the yield on earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 5.4% of earning assets in the first six months of 2008 and 6.9% for the same period in 2007.

Interest income on a tax equivalent basis decreased $4.1 million or 12.8% in the first six months of 2008 due to a lower yield on interest earning assets, which decreased from 7.53% in the first six months of 2007 to 5.89% in the first six months of 2008. Average earning assets increased 11.1% to $941.2 million or 96.2% of average total assets in 2008, compared with $846.8 million or 97.0% in 2007. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $62.2 million or 10.5% and average investment securities increased $29.5 million or 12.2%. The yield on earning assets decreased 164 basis points in 2008 primarily because the yields on loans were lower due to decreased interest rates.

The Federal Reserve lowered the federal funds target rate 325 basis points from 5.25% at June 30, 2007 to 2.00 at June 30, 2008. The prime lending rate decreased by the same amount from 8.25% at June 30, 2007 to 5.00% at June 30, 2008.

During 2008, loans which are typically our highest yielding earning asset decreased slightly as a percentage of earning assets. Average loans were 69.4% of average earning assets in the first six months of 2008 versus 69.8% in the same period in 2007. The yield on loans decreased 245 basis points from 8.60% in the first six months of 2007 to 6.15% in the same period in 2008 largely due to the declining interest rate environment, write-down of accrued interest on loans placed on nonaccrual status, and the level of loans that are on nonaccrual status. The write-down of accrued interest cost the net interest margin approximately 8 basis points during the six months ended June 30, 2008. The cost to the net interest margin of carrying nonaccrual loans was approximately 13 basis points in the first six months of 2008. The majority of our loans are variable rate loans. The yield on taxable investment securities increased from 5.00% in the first six months of 2007 to 5.41% in the first six months of 2008. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, decreased 297 basis points from 5.39% in the first six months of 2007 to 2.42% in the first six months of 2008. The yield on interest-bearing deposits with banks decreased 306 basis points from 6.91% in the first six months of 2007 to 3.85% for the same period in 2008.

The cost of funding sources decreased $2.3 million or 11.8% in the first six months of 2008 compared to the same period in 2007, primarily due to the lower rate environment. Average interest-bearing liabilities increased $102.5 million or 13.0% in the first six months of 2008 compared to the same period in 2007. Interest-bearing deposits were down $25.8 million or 4.0%, primarily driven by declining money market escrow deposits. During the first six months of 2008, we have replaced escrow accounts and higher priced time deposits with federal funds purchased from our agent program. The pricing was the same as the escrow deposits, however, it was considerably lower than renewing time deposits. Average federal funds purchased increased $85.8 million or 405.6% in the first six months of 2008. Average short-term debt was $4.7 million at June 30, 2008 compared to $0 at June 30, 2007.

Average long-term debt increased $37.2 million or 33.8% in the first six months of 2008 compared to the first six months of 2007. Average long-term debt was 16.5% of interest-bearing liabilities during the first six months of 2008 versus 14.0% during the same period in 2007. The average rate paid on interest-bearing liabilities decreased 109 basis points from 4.91% in the first six months of 2007 to 3.82% in the same period in 2008, primarily due to the decreased interest rate environment. The cost of interest-bearing deposits decreased 101 basis points to 3.98% for the first six months of 2008 versus 4.99% for the same period in 2007. The primary reason for this decrease was the decreased interest rate environment, however, competitive pressures have restricted more rapid declines. The average rate paid on subordinated debt decreased 165 basis points from 8.33% in the first six months of 2007 to 6.68% in the same period in 2008, because the rate on $12.4 million of our subordinated debt is 3-month LIBOR, which is variable, plus 2.8%, and the rate on our new subordinated debt of $10.3 million is 3-month LIBOR plus 4.0%. Interest-bearing liabilities were 94.6% of earning assets during the first six months of 2008 and 93.1% for the same period in 2007 which was a less favorable mix of funding sources in 2008.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $5.8 million and $440,000 in the first six months of 2008 and 2007, respectively. The higher provision for loan losses is primarily due to increasing our reserves for impaired loans by $3.3 million along with net charge-offs of $2.9 million in the second quarter of 2008.

Net loan charge-offs were $2.9 million, or 0.88% of average loans on an annualized basis in the first six months of 2008 compared to $77,148, or 0.03% of average loans in the first six months of 2007. Charge-offs were higher in 2008 primarily due to a $2.8 million charge-off on stock loans.

The allowance for loan losses totaled 1.62% of loans as of June 30, 2008 compared to 1.24% at June 30, 2007 and 1.24% at December 31, 2007. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. As anticipated, noninterest income is becoming a more important contributing factor to our overall operations in 2008. Noninterest income increased $5.2 million or 426.2% in the first six months of 2008 compared to the same period in 2007.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $4.7 million or 729.4% in the first six months of 2008 compared to the same period last year. The increase in 2008 was primarily due to expansion of this division in 2007 resulting in a substantial increase in sales volume.

Commissions and fees include revenues from debit card services, loan participation fees, and our wealth management business. Commissions and fees were up $27,377 or 13.9% in the first six months of 2008 compared to the same period in 2007 primarily due to income generated by our wealth management business, which totaled $51,766 in the first six months of 2008 compared to $0 in the same period in 2007.

Service charges on deposit accounts were up $89,324 or 125.5% in the first six months of 2008 compared to the same period in 2007 due to the growth of our correspondent banking customer accounts.

Gains on sales of investment securities were $124,880 in the first six months of 2008 compared to $0 during the same period in 2007.

Other operating income was up $260,850 or 85.9% in the first six months of 2008 compared to the same period in 2007 due primarily to increases in income from cash management services to correspondent banks and higher earnings on bank owned life insurance.

Noninterest Expense

Noninterest expense increased $4.8 million or 51.9% in the first six months of 2008 compared to the same period in 2007. Noninterest expense was higher primarily due to higher salaries and employee benefits and other operating expenses.

Salaries and employee benefits, the largest component of noninterest expense, totaled $8.8 million and $5.67 million in the first six months of 2008 and 2007, respectively. The increase during the first six months of 2008 was primarily due to the increased number of employees related to our expansion efforts in 2007, new business opportunities in each year, and an increase in incentive pay in the investment area related to the substantial increase in revenue from the investment division. We employed 121.5 and 108.5 full time equivalent employees at June 30, 2008 and June 30, 2007, respectively.

Net occupancy expense increased $187,846 or 51.6% during the first six months of 2008 compared to the first six months of 2007, largely due to the expansion of our Atlanta and Birmingham offices and the new office in Tampa for Nexity Capital Management, LLC. Equipment expense increased $25,473 or 6.4%.

Other operating expense increased $1.5 million or 50.9% in the first six months of 2008 compared to the same period in 2007. The increase in other operating expense was primarily due to write-downs of other real estate and related expenses, higher nonperforming loan costs related to the workout of nonperforming loans, and increased FDIC insurance. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Write-down of other real estate and related expenses	$569,263	$215,203	$637,655	$231,348
Nonperforming loan expenses	210,381	0	210,381	0
Travel and lodging	201,312	159,368	386,577	262,683
Telephone and data communications	113,970	153,822	274,506	250,161
FDIC expenses	131,815	20,184	245,676	39,607
Other professional	40,758	51,214	225,767	86,344
Software maintenance contracts	106,519	69,244	223,545	137,578
Director fees	98,750	89,000	207,000	181,000
Accounting fees	89,180	62,089	183,272	161,338
Legal fees	60,299	59,618	130,864	165,896
Investment seminars	66,276	45,696	130,776	91,365
Postage, freight, & courier service	63,860	62,241	119,161	127,018
Franchise taxes	64,387	54,500	118,883	115,300
Advertising	53,785	51,833	109,231	87,657
Other	615,724	544,681	1,235,790	1,004,817

Total	$2,486,279	$1,638,693	$4,439,084	$2,942,112

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

Total income tax benefit included in the Consolidated Statements of Income was $2.0 million in the first six months of 2008, compared to income tax expense $1.2 million in the same period in 2007. Our effective income tax rates were 48.9% in the first six months of 2008 and 29.9% in the same period of 2007.

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

We apply Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, to certain unrecognized income tax benefits. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $150,000 at June 30, 2008.

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

Investment securities were $286.9 million at June 30, 2008, compared with $228.5 million at June 30, 2007. At June 30, 2008, investment securities represented 26.2% of total assets compared with 24.8% at June 30, 2007. We had an unrealized loss on investment securities available-for-sale, net of tax, of $3.3 million at June 30, 2008, compared with $4.7 million at the same time last year.

Investment Securities Portfolio Composition

	June 30,		December 31, 2007
	2008	2007
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$50,351,332	$87,156,520	$63,728,924
Mortgage-backed securities	185,325,127	130,021,901	160,883,420
Municipal Securities	23,025,436	0	3,361,812
Other debt securities	16,249,360	4,032,500	8,025,800

Total debt securities	274,951,255	221,210,921	235,999,956
Equity securities	11,971,333	7,323,817	8,823,817

Total	$286,922,588	$228,534,738	$244,823,773

Total securities as a percentage of total assets	26.2%	24.8%	25.8%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	17.5%	38.1%	26.0%
Mortgage-backed securities	64.6	56.9	65.7
Municipal Securities	8.0	0.0	1.4
Other debt securities	5.7	1.8	3.3

Total debt securities	95.8	96.8	96.4
Equity securities	4.2	3.2	3.6

Total	100.0%	100.0%	100.0%

Average investment securities excluding the unrealized gain on available-for-sale securities were $270.7 million during the first six months of 2008, an increase of 12.2% from the $241.1 million in 2007. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first six months of 2008 to 5.43% from 5.00% in 2007.

The duration of the debt securities portfolio was approximately 4.5 years at June 30, 2008 compared to 4.8 years at June 30, 2007. If interest rates rise, the duration of the portfolio could extend further.

Loans

Loans, the largest component of earning assets, totaled $729.0 million and represented 66.5% of total assets and 109.0% of total deposits at June 30, 2008, compared with $629.0 million and 68.1% of total assets and 90.8% of total deposits at June 30, 2007. During the first six months of 2008, average loans grew 10.5% to $653.5 million from $591.3 million during the same period in 2007. We have focused our growth in current market areas, loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on commercial real estate – acquisition and development, multifamily, and income producing commercial real estate loans collectively of 575.0% of total capital at June 30, 2008. These loans totaled $434.6 million or 450.3% of total capital, where total capital is regulatory capital of Nexity Bank, at June 30, 2008 compared to $412.3 million or 487.3% at June 30, 2007. We have established concentration limits on real estate construction loans of 350.0% of total capital and at June 30, 2008, these loans totaled $277.8 million or 284.7% of total capital compared to $330.7 million or 390.8% at June 30, 2007. We also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at June 30, 2008, these loans totaled $91.1 million or 93.4% of total capital compared to $89.3 million or 105.6% at June 30, 2007. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

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

The following table shows the carrying values and mix of the loan portfolio at June 30, 2008 and 2007. Commercial, financial, and agricultural loans increased 45.9% from June 30, 2007 and represent 26.7% of gross loans at June 30, 2008. Commercial, financial, and agricultural loans increased mainly due to increased bank holding company and bank loans. Real estate-construction loans, which were 38.1% of gross loans at June 30, 2008, decreased 16.0% compared to the previous year. Due to the weakness in real estate in our market areas, new construction has slowed considerably. Real estate-commercial loans increased 69.7% from June 30, 2007 and represent 27.7% of gross loans at June 30, 2008. Commercial real estate loans increased primarily due to the addition of several commercial real estate loans in Georgia, South Carolina, and Virginia and 2 multi-family residential loans in South Carolina, one multi-family residential loan in Ohio. Installment loans to individuals, which include residential real estate loans, represent 2.2% of gross loans at June 30, 2008 and increased 29.3% from June 30, 2007. Home equity lines of credit increased 15.7% from June 30,

2007 and represent 5.3% of gross loans at June 30, 2008. Lease financing receivables, which represent 0.02% of gross loans at June 30, 2008, decreased 15.6% compared to the previous year. Other loans, which include deferred loan fees (costs) were ($56,475) at June 30, 2008 compared to $35,599 at June 30, 2007.

Loan Portfolio Composition

	June 30,		December 31, 2007
	2008	2007
Commercial, financial, and agricultural	$194,279,480	$133,152,136	$157,504,497
Real estate - construction	277,834,083	330,650,131	298,920,944
Real estate - commercial	201,712,425	118,875,192	135,167,001
Installment loans to individuals	16,239,736	12,557,262	16,895,919
Home equity lines of credit	38,803,847	33,530,725	36,171,005
Lease financing receivables	174,745	207,105	191,358
Other	(56,475)	35,599	12,853

Gross loans	728,987,841	629,008,150	644,863,577

Total loans as a percentage of total assets	66.4%	68.1%	68.8%
Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	26.7%	21.2%	24.4%
Real estate - construction	38.1	52.6	46.4
Real estate - mortgage	27.7	18.9	21.0
Installment loans to individuals	2.2	2.0	2.6
Home equity lines of credit	5.3	5.3	5.6
Lease financing receivables	0.0	0.0	0.0
Other	0.0	0.0	0.0

Gross loans	100.0%	100.0%	100.0%

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

Nonperforming Assets

	June 30,		December 31, 2007
	2008	2007
Nonaccrual loans	$33,931,124	$0	$8,844,211
Loans past due 90 days or more	0	0	741,730
Restructured loans	16,779,977	0	0
Foreclosed property (other real estate owned)	2,713,902	4,910,004	3,377,470

Total nonperforming assets	$53,425,003	$4,910,004	$12,963,411

Total nonperforming assets as a percentage of total assets	4.87%	0.53%	1.37%
Allowance for loan losses to nonperforming loans	23.35%	NM	83.13%

NM = Not meaningful

At June 30, 2008, nonperforming assets were $53.4 million, compared with $4.9 million reported at June 30, 2007. At June 30, 2008, we had $33.9 million in nonaccrual loans, compared to $0 at the same time last year. Nonperforming loans and assets were up primarily due to the addition of three land loans totaling $12.3 million located in the Atlanta area and two condo projects totaling $21.4 million in Florida. While we believe we are well secured in each of these loans, due to the sharp decrease in real estate values in each of these market areas we established specific reserves for these loans totaling $1.5 million. During the second quarter we reassessed each of our impaired loans and increased our specific reserves associated with certain of these loans due to further declines in real estate values.

There were no loans past due 90 days or more at June 30, 2008 and June 30, 2007. The nonperforming assets to total assets ratio was 4.87% on June 30, 2008, compared to 0.53% on June 30, 2007.

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

We determine our allowance for loan losses in accordance with SFAS No. 114 and SFAS No. 5. In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans.

An analysis of activity in the allowance for loan losses at and for the three and six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007 is presented in the following table:

Summary of Loan Loss Experience

	At and for the three months ended June 30		At and for the six months ended June 30		At and for the year ended December 31, 2007
	2008	2007	2008	2007
Balance at beginning of period	$8,875,478	$7,357,886	$7,968,737	$7,411,803	$7,411,803
Provision for loan losses	5,835,000	440,000	6,735,000	440,000	805,000
Recoveries on loans previously charged off	1,840	1,679	9,582	3,986	13,388
Loans charged off	(2,872,826)	(24,910)	(2,873,826)	(81,134)	(436,855)
Allowance acquired in acquisition of loan portfolio	0	0	0	0	175,401

Balance at end of period	$11,839,492	$7,774,655	$11,839,493	$7,774,655	$7,968,737

Average Loans	$674,494,737	$600,404,019	$653,542,121	$591,295,430	$612,670,940
Loans, end of period	728,987,841	629,008,150	728,987,841	629,008,150	644,863,577
Net charge-offs as a percentage of average loans (annualized)	1.71%	0.02%	0.88%	0.03%	0.07%
Allowance for loan losses as a percentage of loans	1.62%	1.24%	1.62%	1.24%	1.24%
Allowance for loan losses to nonperforming loans	23.35%	NM	23.35%	NM	83.13%

NM = Not Meaningful

At June 30, 2008, we had 23 loans considered impaired totaling $66.6 million compared with $0 at the same time last year. Impaired loans had a related specific allowance for loan losses of $6.2 million and $0 at June 30, 2008 and 2007, respectively. At June 30, 2008 $4.3 million was unfunded on four impaired loans. We are currently working with the lead lender to eliminate the balance of the unfunded portion totaling $3.1 million on one loan and have approximately $400,000 to $600,000 to fund on one other loan.

Due to the growth of impaired loans and the related specific allowance, we expect charge-offs in 2008 to be above our historical levels.

The increase in impaired loans was primarily due to higher impaired real estate construction loans. While these loans were made with enough pre-sales to pay off the loans, purchasers failed to close on their contracts at project completion. Impaired real estate construction loans increased $65.5 million from June 30, 2007 to June 30, 2008. Impaired loans include 7 loans totaling $15.9 million at June 30, 2008 that are classified as performing. These loans are considered impaired because we do not expect to collect principal and interest per the terms of the loan agreements.

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

The ratio of net charge-offs to average loans was 0.88% during the first six months of 2008 and 0.03% for the same period in 2007. The provision for loans losses for the first six months of 2008 was $6.7 million, compared with $440,000 in the same period in 2007. The provision for loan losses was higher because of net charge-offs and an increase in the level of nonperforming loans. Charge-offs were higher in 2008 primarily due to a $2.8 million charge-off on a loan to an individual investor secured by stock in a bank holding company located in Atlanta, Georgia.

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

Funding Sources

Total deposits were $668.6 million and represented 61.0% of total assets at June 30, 2008, compared with $693.1 million and 75.1% of total assets at June 30, 2007. The decrease in deposits in the first six months of 2008 was mostly due to decreased money market account balances associated with escrow deposits from start-up banks. During the first six months of 2008, we have replaced escrow accounts with federal funds purchased from our agent program. The pricing was the same as the escrow deposits. During the first six months of 2008, average deposits decreased 4.0% to $626.3 million from $652.3 million for the same period in 2007. In the first six months of 2008, the mix of interest-bearing deposits changed slightly as certificates of deposit increased 7.8% and money market deposits decreased 24.7%. Certificates of deposit represented 69.1% of deposits at June 30, 2008 and 61.9% at June 30, 2007. Money market accounts represented 28.3% of deposits at June 30, 2008 and 36.2% at June 30, 2007.

Types of Deposits

	June 30,		December 31, 2007
	2008	2007
Noninterest - bearing demand deposits	$12,955,847	$8,606,854	$4,813,386
Interest - bearing checking	3,853,361	3,996,146	4,437,201
Money market accounts	189,191,082	251,181,423	271,964,295
Savings accounts	294,597	279,628	296,472
Brokered deposits	40,154,000	28,434,000	15,201,000
Time deposits under $100,000	265,241,450	252,556,374	253,732,571
Time deposits of $100,000 or more	156,944,604	148,039,247	158,711,609

Total Deposits	$668,634,941	$693,093,672	$709,156,534

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.9%	1.2%	0.7%
Interest - bearing checking	0.6	0.6	0.6
Money market accounts	28.3	36.3	38.4
Savings accounts	0.0	0.0	0.0
Brokered deposits	6.0	4.1	2.1
Time deposits under $100,000	39.7	36.4	35.8
Time deposits of $100,000 or more	23.5	21.4	22.4

Total Deposits	100.0%	100.0%	100.0%

The table below shows a maturity schedule for time deposits of $100,000 or more at June 30, 2008 and December 31, 2007.

Maturity Distribution of Time Deposits of $100,000 or More

	June 30, 2008	December 31, 2007
Three months or less	$85,112,919	$53,413,568
Over three through six months	54,614,648	43,922,272
Over six through twelve months	15,492,417	58,909,582
Over twelve months	1,724,620	2,466,187

Total outstanding	$156,944,604	$158,711,609

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit, agent federal funds, and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $90.5 million to $111.6 million during the first six months of 2008 from $21.1 million for the same period in 2007. We provide cash management services to community banks. As part of this service, we manage a pool of agent federal funds. As rates declined, this funding source became more attractive because the funds are immediately repriceable and tied to the federal funds target rate. At June 30, 2008 and June 30, 2007, our total federal funds purchased through this program were $141.9 million and $35.0 million respectively.

At June 30, 2008 we borrowed $31.0 million in short – term funds from FHLB, compared to $0 at June 30, 2007.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by certain pools of loans and U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $160.0 million at June 30, 2008 and $110.0 million at June 30, 2007. Fixed interest rates on these advances ranged from 2.07% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2009 to 2017. The increase in long – term borrowings from June 30, 2007 to June 30, 2008 reflects management’s efforts to extend our maturities for interest rate risk management.

Type of Borrowings

	June 30,		December 31 2007
	2008	2007
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$141,887,209	$34,986,000	$16,930,082
FHLB Advances	31,000,000	0	10,000,000
Holding Company Line of Credit	1,400,000	0	0

Total Short-Term Borrowings	174,287,209	34,986,000	26,930,082

Long-Term Borrowings
FHLB Advances	160,000,000	110,000,000	120,000,000
Holding Company Line of Credit	0	0	1,400,000
Subordinated notes	22,681,000	12,372,000	12,372,000

Total Long-Term Borrowings	182,681,000	122,372,000	133,772,000

Total Borrowings	$356,968,209	$157,358,000	$160,702,082

We have a holding company line of credit totaling $15 million of which $1.4 million was outstanding at June 30, 2008 and none was outstanding at June 30, 2007. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This advance matures on November 18, 2008, and has a floating rate equal to the three month LIBOR, appearing in the Wall Street Journal, plus 150 basis points (1.50%). Interest is payable quarterly and principal is due at maturity.

Subordinated notes increased from $12.4 million at June 30, 2007 to $22.7 million at June 20, 2008, related to the issuance of $10.0 million in trust preferred securities during the second quarter of 2008.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At June 30, 2008, stockholders’ equity was $62.2 million versus $62.4 million at June 30, 2007. The slight decrease in stockholders’ equity was primarily the result of a net loss in 2008 and an increase in stock repurchases. In the first six months of 2008 we repurchased 3,000 shares of common stock under our stock repurchase plan at $5.10 per share for a total of $15,450. We have not paid any cash dividends.

Book value per share at June 30, 2008 and 2007 was $8.00 and $7.69, respectively. Tangible book value per share at June 30, 2008 and 2007 was $7.89 and $7.58, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At June 30, 2008 trust preferred securities included in Tier 1 capital totaled $21.5 million compared to $12.0 million at June 30, 2007 ant December 31, 2007. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 8.40% and 8.72% at June 30, 2008 and 2007, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.23% and 9.94% at June 30, 2008 and 2007, respectively, and a total risk-based capital ratio of 10.53% and 10.93% at June 30, 2008 and 2007, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At June 30, 2008, trust preferred securities included in Tier 1 capital totaled $21.5 million.

	June 30, 2008	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.53%	N/A
Tier 1 risk-based capital	9.23	N/A
Leverage ratio	8.40	N/A

Nexity Bank
Total risk-based capital	10.36%	10.00%
Tier 1 risk-based capital	9.11	6.00
Leverage ratio	8.31	5.00

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2008 compared to the year ended December 31, 2007.

	Six months ended June 30, 2008 (1)	Year ended December 31, 2007
Return on average assets	(0.43)%	0.59%
Return on average equity	(6.01)%	8.03%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.08%	7.33%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2008 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at June 30, 2008 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	6.81%
1.00	3.27
Flat	—
(1.00)	(1.98)
(2.00)	(1.71)

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

Economic Value of Equity Risk Analysis at June 30, 2008

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(13.15)%
Flat	—
(2.00)	12.17%

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2008 and 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of June 30, 2008, totaled $191.0 million. At June 30, 2008, we had $106.5 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At June 30, 2008 we had unused short-term lines of credit with correspondent banks totaling $59.5 million at June 30, 2008 compared to $5.0 million at December 31, 2007.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2008, we had outstanding standby letters of credit of $12.2 million and unfunded loan commitments outstanding of $304.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At June 30, 2008, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of June 30, 2008, which by their terms have contractual maturity dates subsequent to June 30, 2008 (dollars in thousands):

	Less than One year	1-3 Years	4-5 Years	After 5 Years	Total
Unfunded commitments:
Letters of credit	$11,895	$20	$250	$0	$12,165
Loan commitments	135,513	54,558	33,465	81,059	304,595

Total	$147,408	$54,578	$33,715	$81,059	$316,760

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

In connection with stock repurchases, we have repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board of Directors. The following table presents information about our stock repurchases for the three months ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total number Of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be purchased under plan (1)
May 1, 2008 to May 31, 2008	3,000	$5.10	974,286	475,714

(1)	In March of 2006, April of 2007, and July of 2007, we announced stock repurchase plans authorizing the Corporation to repurchase up to 400,000, 250,000, and 800,000 shares of common stock, respectively, for an aggregate total of 1,450,000 shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

Annual Meeting of Shareholders

On April 24, 2008, we held our 2008 Annual Meeting of Shareholders. The results of the 2008 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Directors

The following directors were elected to serve until the 2011 Annual Meeting of shareholders:

	Voting Shares in favor		Withheld Authority
	#	%
Randy K. Dolyniuk	4,855,098	71.1%	1,976,959
John J. Moran	6,534,055	95.6%	298,002
William L. Thornton, III	6,548,818	95.9%	283,239

R. Bradford Burnette, Greg L. Lee, and Tommy E. Looper will continue to serve as directors until the 2009 Annual Meeting of Shareholders. David E. Long, Denise N. Slupe, and Mark A. Stevens will continue to serve as directors until the 2010 Annual Meeting of Shareholders.

Proposal #2 – Ratification of Auditors

The shareholders approved the appointment of Mauldin & Jenkins Certified Public Accountants, LLC as independent public accountants for the Corporation for the year ending December 31, 2008 with 6,566,460 shares or 96.1% in favor, and 261,368 shares against.

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

Nexity Financial Corporation

Date: August 8, 2008	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and Chief Executive Officer

	By:	/s/ John J. Moran
John J. Moran
Executive Vice President and Chief Financial Officer