Form 10-Q
period 2008-09-30
NEXITY FINANCIAL CORP
filed 2008-11-10
CIK 1084727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s $0.01 par value common stock as of November 8, 2008 was 7,766,394.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,		December 31,
	2008	2007	2007
	(Unaudited)
ASSETS
Cash and due from banks	$13,113,456	$8,480,712	$9,840,620
Interest-bearing deposits in other banks	2,337,132	2,946,174	10,120,506
Federal funds sold	29,192,972	24,089,410	8,487,235
Investment securities available-for-sale, at fair value	292,402,195	246,507,215	244,823,773
Trading securities, at fair value	1,000,000	198,084	0

Loans, net of unearned income	700,096,342	645,799,786	644,863,577
Allowance for loan losses	(10,821,341)	(7,977,050)	(7,968,737)

Net loans	689,275,001	637,822,736	636,894,840

Premises and equipment, net of accumulated depreciation	11,881,452	3,297,309	3,381,882
Deferred tax asset	7,035,774	3,944,137	4,037,210
Intangible assets	910,655	910,655	910,655
Other real estate owned	6,447,862	3,551,400	3,377,470
Bank owned life insurance	17,862,756	17,155,738	17,337,062
Other assets	11,845,698	8,127,332	8,001,376

Total assets	$1,083,304,953	$957,030,902	$947,212,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$8,534,636	$11,608,502	$4,813,386
NOW and money market accounts	148,507,983	256,136,687	276,401,496
Time deposits $100,000 and over	130,167,651	159,708,465	158,711,609
Other time and savings deposits	375,518,115	284,057,710	269,230,043

Total deposits	662,728,385	711,511,364	709,156,534

Federal funds purchased and securities sold under agreements to repurchase	160,424,056	35,256,000	16,930,082
Short-term borrowings	7,150,000	0	10,000,000
Long-term borrowings	160,000,000	120,000,000	121,400,000
Subordinated debentures	24,017,500	12,372,000	12,372,000
Accrued expenses and other liabilities	8,860,257	10,702,839	10,822,494

Total liabilities	1,023,180,198	889,842,203	880,681,110

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; shares issued and outstanding - none in 2008 and 2007	0	0	0
Common stock, $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding including treasury stock - 8,740,680 in 2008 and 2007	87,407	87,407	87,407
Surplus	62,639,419	62,297,633	62,338,797
Retained earnings	8,914,317	13,583,674	14,756,413
Accumulated other comprehensive loss	(1,688,869)	(1,129,648)	(839,029)
Treasury Stock, at cost - 974,286 shares in 2008, 971,286 at December 31, 2007 and 654,000 at September 30, 2007	(9,827,519)	(7,650,367)	(9,812,069)

Total stockholders’ equity	60,124,755	67,188,699	66,531,519

Total liabilities and stockholders’ equity	$1,083,304,953	$957,030,902	$947,212,629

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$8,953,821	$13,441,971	$28,928,809	$38,647,627
Interest on investment securities
Taxable	3,371,650	3,004,734	10,322,186	9,021,538
Non-taxable	248,543	27,558	525,349	27,558
Interest on federal funds sold	39,940	156,658	106,476	356,736
Other interest income	32,505	111,867	200,494	327,051

Total interest income	12,646,459	16,742,788	40,083,314	48,380,510

INTEREST EXPENSE:
Interest on deposits	5,721,517	8,854,189	17,963,892	24,811,759
Interest on short-term borrowings	855,003	209,574	2,217,098	752,397
Interest on long-term borrowings	1,557,055	1,208,808	4,454,387	3,403,107
Interest on subordinated debentures	363,022	260,982	794,173	771,921

Total interest expense	8,496,597	10,533,553	25,429,550	29,739,184

Net interest income	4,149,862	6,209,235	14,653,764	18,641,326
Provision for loan losses	6,210,000	50,000	12,945,000	490,000

Net interest (expense) income after provision for loan losses	(2,060,138)	6,159,235	1,708,764	18,151,326

NONINTEREST INCOME:
Service charges on deposit accounts	108,737	48,712	269,221	119,872
Commissions and fees	112,197	106,259	336,392	303,077
Gains on sales of investment securities	82,854	0	207,734	0
Brokerage and investment services income	1,338,317	551,543	6,629,308	1,189,504
Other operating income	268,793	234,578	833,278	538,213

Total noninterest income	1,910,898	941,092	8,275,933	2,150,666

NONINTEREST EXPENSE:
Salaries and employee benefits	3,420,657	3,054,947	12,193,902	8,692,102
Net occupancy expense	316,669	188,182	868,342	552,009
Equipment expense	170,876	202,781	591,729	598,161
Other operating expense	2,348,573	1,603,088	6,787,657	4,545,200

Total noninterest expense	6,256,775	5,048,998	20,441,630	14,387,472

(Loss) Income before income taxes	(6,406,015)	2,051,329	(10,456,933)	5,914,520
(Benefit) Provision for income taxes	(2,635,043)	616,199	(4,614,837)	1,769,464

Net (loss) income	$(3,770,972)	$1,435,130	$(5,842,096)	$4,145,056

Net (loss) income per share - basic	$(0.49)	$0.18	$(0.75)	$0.50

Net (loss) income per share - diluted	$(0.49)	$0.17	$(0.75)	$0.47

Weighted average common shares outstanding - basic	7,766,394	8,115,669	7,768,036	8,264,861

Weighted average common shares outstanding - diluted	7,766,394	8,513,723	7,768,036	8,732,328

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,842,096)	$4,145,056
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion and amortization of investment securities	(759,168)	(395,266)
Depreciation and amortization	663,110	577,953
Provision for loan losses	12,945,000	490,000
Gain on sales of investment securities available-for-sale	(207,734)	0
Gain on sales of premises and equipment	(11,780)	0
Stock based compensation	300,622	109,977
Change in trading securities	(1,000,000)	1,800,416
Change in other assets	(7,124,281)	(986,785)
Income from bank owned life insurance	(525,694)	(388,400)
Change in deferred tax asset	(2,516,275)	(498,643)
Change in other liabilities	(1,962,237)	616,222

Net cash (used in) provided by operating activities	(6,040,533)	5,470,530

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(103,942,514)	(29,317,816)
Proceeds from sales of investment securities available-for-sale	13,447,721	0
Proceeds from maturities of investment securities available-for-sale	42,860,144	24,078,075
Net increase in loans	(65,325,161)	(39,771,318)
Proceeds from the sale of fixed assets	100,749	0
Purchase of bank owned life insurance	0	(10,000,000)
Capital expenditures	(9,042,082)	(2,700,631)

Net cash used in investing activities	(121,901,143)	(57,711,690)

Cash flows from financing activities:
Net change in deposits	(46,428,149)	53,118,902
Net change in short-term borrowings	140,643,974	256,000
Net change in long-term borrowings	38,600,000	10,000,000
Proceeds from the issuance of surbordinated debentures	11,336,500	0
Purchase of treasury stock	(15,450)	(3,090,122)

Net cash provided by financing activities	144,136,875	60,284,780

Net change in cash and cash equivalents	16,195,199	8,043,620
Cash and cash equivalents at January 1	28,448,361	27,472,676

Cash and cash equivalents at September 30	$44,643,560	$35,516,296

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Nexity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

			Surplus	Retained earnings	Accumulated other comprehensive loss	Treasury Stock, at cost	Total stockholders’ equity

	Common Stock
	Shares	Amount
Balance at January 1, 2007	8,740,680	$87,407	$62,187,656	$9,438,618	$(1,983,014)	$(4,560,245)	$65,170,422

Common stock activity:
Stock-based compensation			109,977				109,977
Purchase of Treasury Stock
(288,050 shares)						(3,090,122)	(3,090,122)
Comprehensive income:
Net income				4,145,056			4,145,056
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on investment securities					853,366		853,366

Total comprehensive income							4,998,422

Balance at September 30, 2007	8,740,680	$87,407	$62,297,633	$13,583,674	$(1,129,648)	$(7,650,367)	$67,188,699

Balance at January 1, 2008	8,740,680	$87,407	$62,338,797	$14,756,413	$(839,029)	$(9,812,069)	$66,531,519

Common stock activity:
Stock-based compensation			300,622				300,622
Purchase of Treasury Stock
(3,000 shares)						(15,450)	(15,450)
Comprehensive loss:
Net loss				(5,842,096)			(5,842,096)
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on investment securities					(849,840)		(849,840)

Total comprehensive loss							(6,691,936)

Balance at September 30, 2008	8,740,680	$87,407	$62,639,419	$8,914,317	$(1,688,869)	$(9,827,519)	$60,124,755

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

During the first quarter of 2008 we formed Nexity Capital Management, LLC, which operates in Tampa, FL. Nexity Capital Management, LLC will oversee and manage a private investment partnership. Through September 30, 2008, Nexity Capital Management LLC continued to be in its initial stage of operations.

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

At September 30, 2008 we operated through our headquarters in Birmingham, Alabama and correspondent banking offices in Atlanta, Georgia, Myrtle Beach and Columbia, South Carolina, Dallas, Texas, Charlotte and Raleigh, North Carolina, Orlando, Florida, Las Vegas, Nevada, and Milwaukee, Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, the Corporation deconsolidated two trust subsidiaries at September 30, 2008 and all other periods presented, which had been formed to raise capital by issuing preferred securities to institutional investors.

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

Stock-Based Compensation

At September 30, 2008 we had a stock option plan, which is described more fully in Note 16 to the Consolidated Financial Statements in our annual report on Form 10-K. Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period and we apply the Black-Scholes option-pricing model in determining fair value. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Expected life (in years)	N/A	5.00	5.00	5.00
Expected volatility	N/A	20.90% - 32.45%	58.11% - 63.66%	11.46% - 27.40%
Risk-free interest rate	N/A	4.27% - 4.60%	2.76% - 3.02%	4.27% - 4.89%
Expected dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value of options granted during the period	N/A	$2.77	$4.01	$3.17

At September 30, 2008 there was $681,700 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.1 years.

The following tables represent stock option activity for the three and nine-month periods ended September 30, 2008 and 2007:

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,963,745	$6.78		1,877,204	$7.25
Granted	0	0.00		6,000	7.98
Exercised	0	0.00		0	0.00
Terminated	0	0.00		(64,042)	16.72

Options outstanding, end of quarter	1,963,745	$6.78	2.60 years	1,819,162	$6.91	2.76 years

Exercisable, end of quarter	1,706,425	$6.54	1.64 years	1,716,217	$6.59	2.43 years

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Options outstanding, beginning of period	1,819,955	$6.90		1,846,518	$7.37
Granted	201,500	7.24		91,250	11.84
Exercised	0	0.00		0	0.00
Terminated	(57,710)	(12.33)		(118,606)	17.84

Options outstanding, end of quarter	1,963,745	$6.78	2.60 years	1,819,162	$6.91	2.76 years

Exercisable, end of quarter	1,706,425	$6.54	1.64 years	1,716,217	$6.59	2.43 years

Shares available for future stock option grants to employees and directors under existing plans were 116,333 at September 30, 2008. At September 30, 2008 the aggregate intrinsic value of stock options outstanding and exercisable with an exercise price less than $1.55, the closing price of our stock on September 30, 2008, was $0. At September 30, 2007 the aggregate intrinsic value of stock options outstanding with an exercise price less than $8.30, the closing price of our common stock on September 30, 2007, was $5,678,766. At September 30, 2007 the aggregate intrinsic value of stock options exercisable with an exercise price less than $8.30 was $5,676,516.

Note 2 – Gross Unrealized Losses on Investment Securities

The fair value and unrealized losses on investment securities with unrealized losses at September 30, 2008 are presented below. The fair value and unrealized losses are presented for those securities that have had unrealized losses for less than 12 months and those that have been in an unrealized loss position for 12 consecutive months or longer.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. Government sponsored agencies and corporations	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	76,807,445	934,971	14,574,726	253,908	91,382,171	1,188,879
Tax-exempt municipals	33,440,687	3,229,679	0	0	33,440,687	3,229,679
Other debt securities	0	0	0	0	0	0

Total debt securities	110,248,132	4,164,650	14,574,726	253,908	124,822,858	4,418,558
Equity securities	0	0	0	0	0	0

Total investment securities	$110,248,132	$4,164,650	$14,574,726	$253,908	$124,822,858	$4,418,558

The above securities are considered temporarily impaired and no loss has been recognized on these securities since there has been no deterioration in the credit quality of the issuers of these securities and the unrealized losses are due to changes in interest rates. We have both the intent and ability to hold the securities for a time necessary to recover the unrealized loss.

Note 3 – Intangible Assets

We had $910,655 in unamortized intangible assets at September 30, 2008 and 2007, and December 31, 2007. The intangible asset is the bank charter. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we stopped amortizing intangible assets. There was no impairment in the intangible assets during the nine months ended September 30, 2008 and 2007.

Note 4 – Per Share Information

The following is a summary of net income (loss) per share – basic and diluted calculations:

	For the three months ended September 30			For the nine months ended September 30
	2008		2007	2008		2007
Net (loss) income per share - basic computation
Net (loss) income	$(3,770,972)		$1,435,130	$(5,842,096)		$4,145,056
(Loss) income applicable to common shareholders	$(3,770,972)		$1,435,130	$(5,842,096)		$4,145,056

Weighted average common shares outstanding - basic	8,740,680		8,740,680	8,740,680		8,740,680
Less: Weighted average treasury shares	(974,286)		(625,011)	(972,644)		(475,819)

Weighted average common shares outstanding - basic net of treasury shares	7,766,394		8,115,669	7,768,036		8,264,861

Net (loss) income per share - basic	$(0.49)		$0.18	$(0.75)		$0.50

Net (loss) income per share - diluted computation
(Loss) income applicable to common shareholders	$(3,770,972)		$1,435,130	$(5,842,096)		$4,145,056

Weighted average common shares outstanding - basic net of treasury shares	7,766,394		8,115,669	7,768,036		8,264,861
Incremental shares from assumed conversions:
Stock options	N/A	(1)	398,054	N/A	(1)	467,467

Weighted average common shares outstanding - diluted	7,766,394	(1)	8,513,723	7,768,036	(1)	8,732,328

Net (loss) income per share - diluted	$(0.49	)(1)	$0.17	$(0.75	)(1)	$0.47

(1)	There is no dilution due to the antidilutive effect of the net loss on potential common shares (stock options).

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale and Trading Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities. The Company’s trading securities are considered to be Level 3 securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first nine months of 2008, certain impaired loans were partially charged-off or reserved for impairment resulting in a remaining balance for these loans, net of specific allowances, of $55,906,796 as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Foreclosed Properties

Foreclosed properties are carried at the lower of the recorded amount of the loan for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to the fair value, less estimated costs to sell. Subsequent to foreclosure, gains and losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining foreclosed properties are expensed as incurred. During the nine months ended September 30, 2008, $3,824,649 of foreclosed properties were reevaluated and adjusted to fair value through earnings. This valuation process would be considered Level 3, consisting of appraisals of real estate collateral.

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

The discussion and tabular data presented below analyze major factors and trends regarding our financial condition and results of operations for the three and nine months ended September 30, 2008. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

Correspondent banking services include loan participations, investment services, and clearing and cash management services. Income from loan participations was 57.3% of total revenue for the first nine months of 2008. Brokerage and investment services income was 13.7% of total revenue for the first nine months of 2008. No other product or service accounted for 15 percent or more of our total consolidated revenue. Our asset growth is dependent on our ability to grow loans outstanding, and we generate approximately 90% of our loan production through correspondent lending. We primarily fund this loan production with deposit products offered to consumers and small businesses via the Internet. The Internet provides an efficient distribution channel for serving deposit customers without the costly investment in a branch banking network.

We monitor and manage our performance using the same benchmarks as most commercial banks. We compare our performance ratios to that of peer groups that started at the same time as the Corporation and to financial institutions of a similar size. The primary performance ratios include return on assets, return on equity, net interest margin, and the efficiency ratio. Most commercial bank’s, including Nexity Bank’s, primary source of revenue is net interest income. Our net interest income accounted for 63.9% of total revenue for the first nine months of 2008 compared to 89.7% for the same period in 2007. Interest income on loans accounted for 72.2% of total interest income for the nine months ended September 30, 2008 compared to 79.9% for the same period last year.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our income generation are credit risk and interest rate risk.

During the first nine months of 2008 credit quality weakened. We manage credit risk with underwriting procedures prior to originating loans and ongoing review systems during the life of the loan. These procedures and a detailed analysis of credit quality are discussed under the section entitled “Loans” in Management’s Discussion and Analysis.

Short-term interest rates, including the prime lending rate decreased 225 basis points during the first nine months of 2008. The yield curve has returned to a more normal upward slope primarily due to the decrease of short-term interest rates. Our net interest margin has decreased from 2.89% for the nine months ended September 30, 2007 to 2.05% for same period in 2008. The net interest margin decreased due to the declining interest rate environment and the adverse effect of nonperforming assets. We manage interest rate risk with monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with an internal simulation model for asset/liability management. These procedures are discussed in more detail under the section entitled “Market Risk and Asset/Liability Management” in Management’s Discussion and Analysis.

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

Third quarter Financial Highlights

For the third quarter of 2008, we reported a net loss of $3.8 million, or ($0.49) per diluted share, compared to net income of $1.4 million or $0.17 per diluted share for the same period in 2007. This change in earnings was primarily related to a higher provision for loan losses, lower net interest income, and higher noninterest expense.

Our net interest income decreased to $4.1 million in the three months ended September 30, 2008 from $6.2 million in the same period in 2007. This decrease was primarily attributable to a lower net interest margin in 2008. Average earning assets increased 15.4% to $1.0 billion or 96.3% of average total assets in the three months ended September 30, 2008, compared with $895.6 million or 96.3% in the same period in 2007. The net interest margin decreased to 1.65% for the three months ended September 30, 2008 from 2.76% for the same period in 2007. The decrease in the net interest margin was primarily due to the declining interest rate environment, write-down of accrued interest on loans placed on nonaccrual status, and the increased level of loans that are on nonaccrual status. The write-down of accrued interest cost the net interest margin approximately 20 basis points during the three months ended September 30, 2008. The cost to the net interest margin of carrying nonaccrual loans was approximately 32 basis points in the third quarter of 2008. As interest rates have declined, loan rates have decreased more rapidly than deposit rates. Competitive pressures have kept the cost of funding sources from declining at the same pace as the federal funds rate and the prime lending rate.

The provision for loan losses increased to $6.2 million in the three months ended September 30, 2008 compared to $50,000 for the same period in 2007. The provision for loan losses was higher because of net charge-offs and higher nonperforming loans during the third quarter. Net charge-offs were $7.2 million or 3.97% of average loans for the third quarter of 2008 on an annualized basis versus $23,006 or 0.01% for the same period in 2007. At September 30, 2008, nonperforming assets as a percent of total assets increased to 7.64% from 0.71% at September 30, 2007. At December 31, 2007, nonperforming assets as a percent of total assets was 1.37%.

Noninterest income increased 103.1% in the three months ended September 30, 2008 compared to the same period in 2007, mostly due to higher brokerage and investment services income, which was up 142.7% to $1.3 million for the three months ended September 30, 2008, compared to $551,543 for the same period in 2007.

For the three months ended September 30, 2008, noninterest expense was up 23.9% from the same period in 2007, mostly due to higher incentive pay in the investment area and costs related to other real estate owned and the workout of nonperforming loans.

Total assets were $1.1 billion at September 30, 2008, up 13.2% from $957.0 million at September 30, 2007 and up 14.4% from $947.2 million at December 31, 2007. Loans were $700.1 million at September 30, 2008, up 8.4% from $645.8 million at September 30, 2007, and up 8.6% from $644.9 million at December 31, 2007.

Deposits decreased to $662.7 million at September 30, 2008, mostly due to lower money market account balances associated with escrow deposits from start-up banks. Federal funds purchased were up $125.2 million or 355.0% at September 30, 2008 and we had short-term debt of $7.2 million at September 30, 2008 compared to $0 at September 30, 2007. We provide cash management services to community banks. As part of this service, we manage a pool of agent federal funds. As rates declined, this funding source became more attractive because the funds are immediately repriceable and tied to the federal funds target rate. Long-term debt was $160.0 million at September 30, 2008 compared to $120.0 million at September 30, 2007, and $121.40 million at December 31, 2007.

During the third quarter of 2008 we issued $1.3 million in subordinated debt that qualifies as tier-2 capital to strengthen our capital position in this challenging banking environment. The total risk-based capital, tier 1 risk-based capital, and leverage ratios at September 30, 2008 were 10.71%, 9.15%, and 7.53%, respectively, compared with 10.96%, 9.96%, and 8.50%, respectively, at September 30, 2007. Each of these ratios is above the “well capitalized” regulatory minimums of 10%, 6%, and 5%, respectively.

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

Deferred Tax Assets

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the bank subsidiary will generate sufficient operating earnings to realize the deferred tax benefits. Our 2005 to 2007 consolidated income tax returns are open for examination. Examination of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes. See “Income Taxes” in the “Earnings Review” section of Management’s Discussion and Analysis.

Earnings Review

For the nine months ended September 30, 2008, we reported a net loss of $5.8 million, or ($0.75) per diluted share compared with net income of $4.1 million, or $0.47 per diluted share for the same period in 2007. The primary factors affecting the decrease in net income in the first nine months of 2008 was a $12.5 million increase to our provision for loan losses, a $6.1 million or 42.1% increase in noninterest expense, and a $4.0 million or 21.4% decrease in net interest income. This change was partially offset by a $6.1 million increase in noninterest income and a $6.4 million or 284.8% decrease in the provision for income taxes.

Net Interest Income

Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total interest costs of the funds used to carry them. Changes in the level of interest rates and the change in the amount and composition of earning assets and interest-bearing liabilities affect net interest income. The following tables compare average balance sheet items and analyze net interest income for the three and nine months ended September 30, 2008 and 2007.

Comparative Average Balance Sheets - Yields and Costs

	Three months ended September 30
	2008			2007
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$724,245,466	$8,953,821	4.92%	$631,254,233	$13,441,971	8.45%
Investment securities (2)
Taxable	266,788,869	3,324,649	4.96	240,934,188	2,998,839	4.94
Non-taxable (3)	25,182,029	376,580	5.95	2,651,838	41,755	6.25
Interest-bearing balances due from banks	6,451,604	32,505	2.00	7,703,039	111,867	5.76
Trading securities	3,412,750	47,001	5.48	1,332,373	5,895	1.76
Federal funds sold and securities purchased under agreements to resell	7,569,549	39,940	2.10	11,680,810	156,658	5.32

Total interest-earning assets	1,033,650,267	12,774,496	4.92%	895,556,481	16,756,985	7.42%

Noninterest-earning assets:
Cash and due from banks	6,520,444			9,052,949
Premises and equipment	11,734,629			3,280,370
Other, less allowance for loan losses	21,855,272			21,783,319

Total noninterest-earning assets	40,110,345			34,116,638

TOTAL ASSETS	$1,073,760,612			$929,673,119

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,396,545	8,329	0.98%	$3,656,848	11,194	1.21%
Savings	292,399	904	1.23	279,810	872	1.24
Money market	183,360,025	981,812	2.13	259,856,523	3,028,658	4.62
Time deposits	477,363,382	4,730,472	3.94	434,692,025	5,813,465	5.31

Total interest-bearing deposits	664,412,351	5,721,517	3.43	698,485,206	8,854,189	5.03
Federal funds purchased and securities sold under agreements to repurchase	139,516,331	799,210	2.28	15,523,477	209,574	5.36
Short-term debt	3,693,478	55,793	6.01	0	0	0.00
Long-term debt	160,000,000	1,557,055	3.87	116,521,739	1,208,808	4.12
Subordinated debentures	22,695,527	363,022	6.36	12,372,000	260,982	8.37

Total interest-bearing liabilities	990,317,687	8,496,597	3.41%	842,902,422	10,533,553	4.96%

Noninterest-bearing liabilities:
Demand deposits	11,286,897			10,786,506
Other liabilities	10,626,030			11,550,231

Total noninterest-bearing liabilities	21,912,927			22,336,737

Stockholders’ equity	61,529,998			64,433,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,073,760,612			$929,673,119

Net interest income		$4,277,899			$6,223,432

Interest income/earning assets			4.92%			7.42%
Interest expense/earning assets			3.27			4.66

Net interest income/earning assets			1.65%			2.76%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.
(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%

Comparative Average Balance Sheets - Yields and Costs

	Nine months ended September 30
	2008			2007
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest-earning assets:
Loans (1)	$677,281,930	$28,928,809	5.71%	$604,761,400	$38,647,627	8.54%
Investment securities (2)
Taxable	260,002,880	10,222,203	5.25	241,116,102	8,982,716	4.98
Non-taxable (3)	17,871,372	795,983	5.95	893,660	41,755	6.25
Interest-bearing balances due from banks	8,000,628	200,494	3.35	6,760,772	327,051	6.47
Trading securities	2,845,403	99,983	4.69	819,074	38,822	6.34
Federal funds sold and securities purchased under agreements to resell	6,215,815	106,476	2.29	8,895,769	356,736	5.36

Total interest-earning assets	972,218,028	40,353,948	5.54%	863,246,777	48,394,707	7.50%

Noninterest-earning assets:
Cash and due from banks	5,112,380			7,103,067
Premises and equipment	9,014,072			2,859,587
Other, less allowance for loan losses	24,143,287			18,759,290

Total noninterest-earning assets	38,269,739			28,721,944

TOTAL ASSETS	$1,010,487,767			$891,968,721

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$3,666,848	26,856	0.98%	$3,591,017	32,574	1.21%
Savings	283,024	2,618	1.24	304,328	2,776	1.22
Money market	192,822,369	3,500,587	2.43	237,789,599	8,165,680	4.59
Time deposits	437,299,203	14,433,831	4.41	421,007,256	16,610,729	5.28

Total interest-bearing deposits	634,071,444	17,963,892	3.78	662,692,200	24,811,759	5.01
Federal funds purchased and securities sold under agreements to repurchase	117,867,814	2,083,583	2.36	19,251,629	752,397	5.23
Short-term debt	4,345,256	133,515	4.10	0	0	0.00
Long-term debt	151,496,350	4,454,387	3.93	112,197,802	3,403,107	4.06
Subordinated debentures	16,243,035	794,173	6.53	12,372,000	771,921	8.34

Total interest-bearing liabilities	924,023,899	25,429,550	3.68%	806,513,631	29,739,184	4.93%

Noninterest-bearing liabilities:
Demand deposits	8,802,602			8,799,566
Other liabilities	10,973,186			11,040,189

Total noninterest-bearing liabilities	19,775,788			19,839,755

Stockholders’ equity	66,688,080			65,615,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,487,767			$891,968,721

Net interest income		$14,924,398			$18,655,523

Interest income/earning assets			5.54%			7.50%
Interest expense/earning assets			3.49			4.61

Net interest income/earning assets			2.05%			2.89%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	The weighted average yields on securities are calculated on the basis of the yield to maturity based on the book value of each security.
(3)	Non-taxable income has been adjusted to a tax-equivalent basis using a federal tax rate of approximately 34%

Net interest income on a tax equivalent basis decreased $3.7 million or 20.0% during the first nine months of 2008 compared to the same period in 2007. This decrease was primarily attributable to a lower net interest margin. The net interest margin decreased 84 basis points from 2.89% for the first nine months of 2007 to 2.05% for the first nine months of 2008, primarily because of a decline in the yield on earning assets. The net interest margin, computed by dividing net interest income by average earning assets, reflects the impact of noninterest-bearing funds on net interest income. Average noninterest bearing funds were 5.0% of earning assets in the first nine months of 2008 and 6.6% for the same period in 2007.

Interest income on a tax equivalent basis decreased $8.0 million or 16.6% in the first nine months of 2008 due to a lower yield on interest earning assets, which decreased from 7.50% in the first nine months of 2007 to 5.54% in the first nine months of 2008. Average earning assets increased 12.6% to $972.2 million or 96.2% of average total assets in 2008, compared with $863.2 million or 96.8% in 2007. The two primary types of earning assets are loans and investment securities. The income generated from these assets is a function of their quality, growth, and yield. Average loans increased $72.5 million or 12.0% and average investment securities increased $35.9 million or 14.8%. The yield on earning assets decreased 196 basis points in 2008 primarily because the yields on loans were lower due to decreased interest rates, write-down of accrued interest on loans placed on nonaccrual status, and the increased level of loans on nonaccrual status.

The Federal Reserve lowered the federal funds target rate 275 basis points from 4.75% at September 30, 2007 to 2.00% at September 30, 2008. The prime lending rate decreased by the same amount from 7.75% at September 30, 2007 to 5.00% at September 30, 2008. In October 2008, the Federal Reserve lowered the federal funds rate an additional 100 basis points to 1.00%. The prime lending rate decreased by the same amount to 4.00%.

During 2008, loans which are typically our highest yielding earning asset decreased slightly as a percentage of earning assets. Average loans were 69.7% of average earning assets in the first nine months of 2008 versus 70.1% in the same period in 2007. The yield on loans decreased 283 basis points from 8.54% in the first nine months of 2007 to 5.71% in the same period in 2008 largely due to the declining interest rate environment, write-down of accrued interest on loans placed on nonaccrual status, and the level of loans that are on nonaccrual status. The write-down of accrued interest cost the net interest margin approximately 13 basis points during the nine months ended September 30, 2008. The cost to the net interest margin of carrying nonaccrual loans was approximately 20 basis points in the first nine months of 2008. The majority of our loans are variable rate loans. The yield on taxable investment securities increased from 4.98% in the first nine months of 2007 to 5.25% in the first nine months of 2008. The yield on Federal funds sold and securities purchased under agreements to resell, collectively, decreased 307 basis points from 5.36% in the first nine months of 2007 to 2.29% in the first nine months of 2008. The yield on interest-bearing deposits with banks decreased 123 basis points from 5.01% in the first nine months of 2007 to 3.78% for the same period in 2008.

The cost of funding sources decreased $4.3 million or 14.5% in the first nine months of 2008 compared to the same period in 2007, primarily due to the lower rate environment. Average interest-bearing liabilities increased $117.5 million or 14.6% in the first nine months of 2008 compared to the same period in 2007. Interest-bearing deposits were down $28.6 million or 4.3%, primarily driven by declining money market escrow deposits. During the first nine months of 2008, we have replaced escrow accounts and higher priced time deposits with federal funds purchased from our agent program. The pricing was the same as the escrow deposits, however, it was considerably lower than renewing time deposits. Average federal funds purchased increased $98.6 million or 512.3% in the first nine months of 2008. Average short-term debt was $4.3 million at September 30, 2008 compared to $0 at September 30, 2007.

Average long-term debt increased $39.3 million or 35.0% in the first nine months of 2008 compared to the first nine months of 2007. Average long-term debt was 16.4% of interest-bearing liabilities during the first nine months of 2008 versus 13.9% during the same period in 2007. The average rate paid on interest-bearing liabilities decreased 125 basis points from 4.93% in the first nine months of 2007 to 3.68% in the same period in 2008, primarily due to the decreased interest rate environment. The cost of interest-bearing deposits decreased 123 basis points to 3.78% for the first nine months of 2008 versus 5.01% for the same period in 2007. The primary reason for this decrease was the decreased interest rate environment, however, while interest costs declined considerably in 2008, competitive pressures on all deposit products limited the Bank’s ability to reduce these rates as much as the decline in the federal funds rate. The average rate paid on subordinated debt decreased 181 basis points from 8.34% in the first nine months of 2007 to 6.53% in the same period in 2008, because the rate on $12.4 million of our subordinated debt is based on 3-month LIBOR, which is variable, plus 2.8%, and the rate on our new subordinated debt of $10.3 million is 3-month LIBOR plus 4.0%. Interest-bearing liabilities were 95.0% of earning assets during the first nine months of 2008 and 93.4% for the same period in 2007, which was a less favorable mix of funding sources in 2008.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to absorb the inherent losses on outstanding loans. The provision for loan losses was $12.9 million and $490,000 in the first nine months of 2008 and 2007, respectively. The higher provision for loan losses is primarily due to net charge-offs of $7.29 million in the third quarter of 2008.

Net loan charge-offs were $10.1 million, or 1.99% of average loans on an annualized basis in the first nine months of 2008 compared to $100,155, or 0.02% of average loans in the first nine months of 2007. Charge-offs were higher in 2008 primarily due to $6.48 million in charge-offs related to seven acquisition and development loans in which foreclosure procedures have begun or have been completed in the third quarter of 2008.

The allowance for loan losses totaled 1.55% of loans as of September 30, 2008 compared to 1.24% at September 30, 2007 and 1.24% at December 31, 2007. See “Loans,” “Nonperforming Assets,” and “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income consists of service charges on deposit accounts, brokerage and investment services income, and other commissions and fees generated from various banking activities. As anticipated, noninterest income is becoming a more important contributing factor to our overall operations in 2008. Noninterest income increased $6.1 million or 284.8% in the first nine months of 2008 compared to the same period in 2007.

The largest component of noninterest income is brokerage and investment services income. Brokerage and investment services income is generated through our correspondent banking services, which began operations in 2002. The bulk of the fees generated are through fixed income investment sales to correspondent bank customers. Fees are also generated from the facilitation of brokered CDs and trust preferred securities offerings for these same customers. Brokerage and investment services income was up $5.4 million or 457.3% in the first nine months of 2008 compared to the same period last year. The increase in 2008 was primarily due to expansion of this division in 2007 resulting in a substantial increase in sales volume.

Commissions and fees include revenues from debit card services, loan participation fees, and our wealth management business. Commissions and fees were up $33,315 or 11.0% in the first nine months of 2008 compared to the same period in 2007 primarily due to income generated by our wealth management business, which totaled $80,233 in the first nine months of 2008 compared to $0 in the same period in 2007.

Service charges on deposit accounts were up $149,349 or 124.6% in the first nine months of 2008 compared to the same period in 2007 due to the growth of our correspondent banking customer accounts.

Gains on sales of investment securities were $207,734 in the first nine months of 2008 compared to $0 during the same period in 2007.

Other operating income was up $295,065 or 54.8% in the first nine months of 2008 compared to the same period in 2007 due primarily to increases in income from cash management services to correspondent banks and higher earnings on bank owned life insurance.

Noninterest Expense

Noninterest expense increased $6.1 million or 42.1% in the first nine months of 2008 compared to the same period in 2007. Noninterest expense was higher primarily due to higher salaries and employee benefits and other operating expenses.

Salaries and employee benefits, the largest component of noninterest expense, totaled $12.2 million and $8.7 million in the first nine months of 2008 and 2007, respectively. The increase during the first nine months of 2008 was primarily due to the increased number of employees related to our expansion efforts in 2007, new business opportunities in each year, and an increase in incentive pay in the investment area related to the substantial increase in revenue from the investment division. We employed 121.5 and 107.5 full time equivalent employees at September 30, 2008 and September 30, 2007, respectively.

Net occupancy expense increased $316,333 or 57.3% during the first nine months of 2008 compared to the first nine months of 2007, largely due to the expansion of our Atlanta and Birmingham offices and the new office in Tampa for Nexity Capital Management, LLC. Equipment expense decreased slightly in 2008. During the first quarter of 2008 we purchased a building in Birmingham, AL for $8.5 million. The building will be used for our headquarters. We plan to use approximately 50% of the building for our operation and will lease the remainder to nonaffiliated third parties. We plan to move into the new building during the fourth quarter of 2008.

Other operating expense increased $2.2 million or 49.3% in the first nine months of 2008 compared to the same period in 2007. The increase in other operating expense was primarily due to write-downs of other real estate and related expenses, higher nonperforming loan costs related to the workout of nonperforming loans, one-time other professional expenses associated with our new building in Birmingham, legal expenses associated with the collection of loans, and increased FDIC insurance. The following table presents a comparison of other operating expense by category.

Other Operating Expense

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Write-down of other real estate and related expenses	$338,422	$60,149	$976,077	$291,497
Nonaccrual expenses	106,655	0	317,036	0
Travel and lodging	188,150	190,284	574,727	452,967
Telephone and data communications	150,361	140,121	424,867	390,282
FDIC expenses	115,296	68,822	360,972	108,429
Other professional	49,553	44,826	275,320	131,170
Software maintenance contracts	112,504	93,453	336,049	231,031
Director fees	104,750	90,500	311,750	271,500
Accounting fees	96,634	60,829	279,906	222,167
Legal fees	270,482	78,015	401,346	243,911
Investment seminars	45,325	45,644	176,101	137,009
Postage, freight, & courier service	68,745	72,777	187,906	199,795
Franchise taxes	56,257	54,610	175,140	169,910
Bankers blanket bond insurance	58,957	40,694	159,119	119,810
Advertising	31,142	49,722	140,373	137,379
Other	555,340	512,642	1,690,968	1,438,343

Total	$2,348,573	$1,603,088	$6,787,657	$4,545,200

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

Total income tax benefit included in the Consolidated Statements of Income was $4.6 million in the first nine months of 2008, compared to income tax expense $1.8 million in the same period in 2007. Our effective income tax rates were 44.1% in the first nine months of 2008 and 29.9% in the same period of 2007.

We monitor relevant income tax laws for changes in laws or court rulings that may affect our accrued income taxes and income tax planning. We consider the impact on estimates and judgments used in our income tax calculations and make necessary adjustments.

Our federal and state income tax returns for the years 2005 through 2007 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We believe adequate provision for income taxes has been recorded for all years open for review.

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

We apply FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, to certain unrecognized income tax benefits. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $150,000 at September 30, 2008.

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

Investment securities were $292.4 million at September 30, 2008, compared with $246.5 million at September 30, 2007. At September 30, 2008, investment securities represented 27.0% of total assets compared with 25.8% at September 30, 2007. We had an unrealized loss on investment securities available-for-sale, net of tax, of $1.7 million at September 30, 2008, compared with $1.1 million at the same time last year.

Investment Securities Portfolio Composition

	September 30,		December 31, 2007
	2008	2007
Available for Sale (at fair value)
Securities of U.S. Government sponsored agencies and corporations	$51,572,232	$91,992,594	$63,728,924
Mortgage-backed securities	188,311,944	138,879,983	160,883,420
Municipal Securities	24,865,969	3,328,321	3,361,812
Other debt securities	15,574,717	4,032,500	8,025,800

Total debt securities	280,324,862	238,233,398	235,999,956
Equity securities	12,077,333	8,273,817	8,823,817

Total	$292,402,195	$246,507,215	$244,823,773

Total securities as a percentage of total assets	27.0%	25.8%	25.8%

Percentage of Total Securities Portfolio
Securities of U.S. Government sponsored agencies and corporations	17.7%	37.3%	26.0%
Mortgage-backed securities	64.4	56.3	65.7
Municipal Securities	8.5	1.4	1.4
Other debt securities	5.3	1.6	3.3

Total debt securities	95.9	96.6	96.4
Equity securities	4.1	3.4	3.6

Total	100.0%	100.0%	100.0%

Average investment securities excluding the unrealized gain on available-for-sale securities were $277.9 million during the first nine months of 2008, an increase of 14.8% from the $242.0 million in 2007. The increase in average investment securities was due to the overall growth in the balance sheet and securities purchased to leverage available capital. The average tax equivalent portfolio yield increased in the first nine months of 2008 to 5.30% from 4.99% in 2007.

The duration of the debt securities portfolio was approximately 4.2 years at September 30, 2008 compared to 3.6 years at September 30, 2007. If interest rates rise, the duration of the portfolio could extend further.

We purchase and sell trading securities primarily for the benefit of our correspondent bank customers.

Loans

Loans, the largest component of earning assets, totaled $700.1 million and represented 64.6% of total assets and 105.6% of total deposits at September 30, 2008, compared with $645.8 million and 67.5% of total assets and 90.8% of total deposits at September 30, 2007. During the first nine months of 2008, average loans grew 12.0% to $677.3 million from $604.8 million during the same period in 2007. We have focused our growth in current market areas, loan quality, and expansion of existing customer relationships.

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

We have established concentration limits on commercial real estate – acquisition and development, multifamily, and income producing commercial real estate loans collectively of 575.0% of total capital at September 30, 2008. These loans totaled $405.0 million or 431.9% of total capital, where total capital is regulatory capital of Nexity Bank, at September 30, 2008 compared to $415.6 million or 488.3% at September 30, 2007. We have established concentration limits on real estate construction loans of 350.0% of total capital and at September 30, 2008, these loans totaled $250.3 million or 264.4% of total capital compared to $313.8 million or

364.8% at September 30, 2007. We also established concentration limits on loans secured by common stock of community banks of 125.0% of total capital and at September 30, 2008, these loans totaled $89.5 million or 94.5% of total capital compared to $87.1 million or 101.3% at September 30, 2007. This limitation includes loans to stockholders of community banks and not loans made directly to bank holding companies.

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

The following table shows the carrying values and mix of the loan portfolio at September 30, 2008 and 2007. Commercial, financial, and agricultural loans increased 37.5% from September 30, 2007 and represent 29.1% of gross loans at September 30, 2008. Commercial, financial, and agricultural loans increased mainly due to increased bank holding company and bank loans. Real estate-construction loans, which were 35.8% of gross loans at September 30, 2008, decreased 20.2% compared to the previous year. Due to the weakness in real estate in our market areas, new construction has slowed considerably. Real estate-commercial loans increased 37.9% from September 30, 2007 and represent 26.8% of gross loans at September 30, 2008. Commercial real estate loans increased primarily due to the addition of several commercial real estate loans in Georgia, South Carolina, and Virginia. Installment loans to individuals, which include residential real estate loans, represent 2.5% of gross loans at September 30, 2008 and increased 32.8% from September 30, 2007. Home equity lines of credit increased 19.1% from September 30, 2007 and represent 5.8% of gross loans at September 30, 2008. Lease financing receivables, which represent 0.02% of gross loans at September 30, 2008, decreased 16.7% compared to the previous year. Other loans, which include deferred loan (fees) costs were ($59,180) at September 30, 2008 compared to $54,964 at September 30, 2007.

Loan Portfolio Composition

	September 30,		December 31, 2007
	2008	2007
Commercial, financial, and agricultural	$204,042,495	$148,434,094	$157,504,497
Real estate - construction	250,321,496	313,809,426	298,920,944
Real estate - commercial	187,423,219	135,950,851	135,167,001
Installment loans to individuals	17,410,752	13,111,518	16,895,919
Home equity lines of credit	40,791,336	34,239,332	36,171,005
Lease financing receivables	166,224	199,601	191,358
Other	(59,180)	54,964	12,853

Gross loans	700,096,342	645,799,786	644,863,577

Total loans as a percentage of total assets	64.6%	67.5%	68.8%

Percentage of Total Loan Portfolio
Commercial, financial, and agricultural	29.1%	23.0%	24.4%
Real estate - construction	35.8	48.6	46.4
Real estate - mortgage	26.8	21.1	21.0
Installment loans to individuals	2.5	2.0	2.6
Home equity lines of credit	5.8	5.3	5.6
Lease financing receivables	0.0	0.0	0.0
Other	0.0	0.0	0.0

Gross loans	100.0%	100.0%	100.0%

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

Nonperforming Assets

	September 30,		December 31, 2007
	2008	2007
Nonaccrual loans	$76,144,185	$3,234,910	$8,844,211
Loans past due 90 days or more	0	0	741,730
Repossessed property	82,217	0	0
Restructured loans - accruing interest	84,206	0	0
Foreclosed property (other real estate owned)	6,447,862	3,551,400	3,377,470

Total nonperforming assets	$82,758,470	$6,786,310	$12,963,411

Total nonperforming assets as a percentage of total assets	7.64%	0.71%	1.37%

Allowance for loan losses to nonperforming loans	14.20%	246.59%	83.13%

At September 30, 2008, nonperforming assets were $82.8 million, compared with $6.8 million reported at September 30, 2007. At September 30, 2008, we had $76.1 million in nonaccrual loans, compared to $3.2 million at the same time last year.

The following is a recap of nonperforming assets activity from June 30, 2008 to September 30 2008:

Balance as of June 30, 2008	$53,425,003
Additions to nonperforming	45,479,401
Advances	251,305
Payments	(313,738)
Sales	(9,113,876)
Charge offs	(6,646,567)
Returned to accruing status	(323,058)

Balance as of September 30, 2008	$82,758,470

Nonperforming loans and assets were up from the second quarter of 2008 primarily due to the addition of six residential land development loans totaling $18.7 million located in North Carolina, South Carolina, Georgia and Florida. We also added two commercial land developments loans totaling $7.1 million of which one is in North Carolina and one in the Atlanta area. We also added two condo projects totaling $8.6 million of which one is in Tennessee and one in South Carolina. While we believe we are well secured in each of these loans, due to the sharp decrease in real estate values in each of these market areas we established specific reserves for these loans totaling $2.1 million. During the third quarter we reassessed each of our impaired loans and adjusted our specific reserves associated with certain of these loans due to further declines in real estate values. During the third quarter of 2008, we sold $10.2 million in gross nonperforming assets with a loss of $1.1 million.

There were no loans past due 90 days or more at September 30, 2008 and September 30, 2007. The nonperforming assets to total assets ratio was 7.64% on September 30, 2008, compared to 0.71% on September 30, 2007.

The following table is an outline our nonperforming real estate assets by type and location.

Nonperforming Real Estate Assets by Type with State Subtotals

	# of	September 30, 2008		Already	% C/O or
	Loans	Balance	Reserve	C/O	Reserved*
Commercial Buildings	3	$1,993,124	$0.00	$1,441,014	41.96%
Florida	1	887,000	0.00	606,090	40.59%
Alabama	1	633,954	0.00	834,924	56.84%
North Carolina	1	472,170	0.00	0.00	0.00%

Commercial Land	4	16,146,266	0.00	504,385	3.03%
Georgia	2	11,450,000	0.00	504,385	4.22%
North Carolina	1	3,946,266	0.00	0.00	0.00%
South Carolina	1	750,000	0.00	0.00	0.00%

Condo/Townhouses	9	40,733,337	399,791	5,345,866	12.47%
Florida	5	27,152,137	399,791	3,039,187	11.39%
South Carolina	3	6,177,631	0.00	2,306,679	27.19%
Tennessee	1	7,403,569	0.00	0.00	0.00%

Residential Land Undeveloped	5	11,382,563	164,636	68,074	2.03%
Florida	1	5,995,401	0.00	0.00	0.00%
Georgia	3	4,122,900	0.00	68,074	1.62%
North Carolina	1	1,264,262	164,636	0.00	13.02%

Residential Lots Developed**	4	11,457,244	1,874,627	0.00	16.36%
Georgia	1	6,225,970	711,080	0.00	11.42%
South Carolina	1	3,585,695	477,922	0.00	13.33%
North Carolina	2	1,645,579	685,625	0.00	41.66%

Single Family House	1	826,000	100,000	0.00	12.11%
Georgia	1	826,000	100,000	0.00	12.11%
Total Nonperforming RE Assets	26	82,538,534	2,539,055	7,359,339	11.01%
Total Other Nonperforming Assets	7	219,936	22,111	71,043	32.01%
Total Nonperforming Assets	33	$82,758,470	$2,561,166	$7,430,382	11.08%

State Totals
Florida	7	$34,034,537	$399,791	$3,039,186	9.28%
Georgia	7	22,624,871	811,080	507,563	5.70%
South Carolina	5	10,513,326	477,922	2,306,679	21.27%
North Carolina	5	7,328,277	850,261	0.00	11.60%
Tennessee	1	7,403,569	0.00	0.00	0.00%
Alabama	1	633,953	0.00	0.00	0.00%
Other	7	219,936	22,111	71,043	32.01%

*	Total reserve & charged off divided by balance plus amount charged off
**	Includes undeveloped land, not all has been developed into lots

The largest subcategory above is condo/townhouses which totals $40.7 million or 49% of the total nonperforming real estate assets. These loans were made to finance the construction of condominiums or townhomes in Florida, South Carolina and Tennessee. Of these loans, $38.8 million or 95% are in completed, fully constructed projects. Of the condo/townhouse portfolio, 67% are located in Florida. However, this is largely one, fully constructed project at $16,692M targeted to local people purchasing a primary residence. This project has 86 units with a loan per square foot of $170 or a weighted average loan per unit of $212,000. The Tennessee condominium project represents the newest addition to non-performing loans in the condo/townhouse subcategory. Of all the condo/townhome developments that we have in this subcategory, this project continues to experience the highest level of ongoing sales. A recent appraisal was obtained indicating no impairment on this project. Overall, the Corporation has an estimated average loan per square foot of approximately $180 in the nonperforming condo/townhouses portfolio.

The commercial land portfolio represents the Corporation’s next largest subcategory by loan type at 20% of total nonperforming real estate assets. Of the $16.1 million, the majority is centered in two loans secured by commercial land in Georgia. The loan per acre for each of these loans is $99,800 and $97,500, respectively. Both of these values fall significantly below the current appraised value per acre in each project.

The third largest subcategory by loan type is the developed residential lot portfolio. One project within this subcategory is fully developed and has a take-down contract in effect. The other three projects are secured by a combination of completed lots (representing completed Phases) and land for future phases. We have reviewed all these credits for impairment and have set aside specific reserves as noted. We also have four loans secured by undeveloped residential land of which only one has specific reserves. Another credit had a charge-off as referenced in the table. However, the majority of the loans were made at a relatively low loan to value so even as values have decreased, there is no dollar value of impairment on these loans.

We have three credits secured by commercial buildings two of which are in other real estate owned and one in process of foreclosure. The Florida property represents the oldest property on our books but is currently under contract for sale. The Alabama property is multiple C-store properties in which Nexity Bank has sold some both through individual sale transactions and an auction. The North Carolina property is currently an owner occupied building which will likely be foreclosed on within the next quarter. An analysis of the collateral indicates no impairment of the collateral.

Due to the uncertainty resulting from the current economic environment, we may continue to experience an elevated level of nonperforming assets. We review our portfolio on an ongoing basis to identify any potential weakness in credits in which changes in financial condition, payment history, market and economic conditions indicate an increased risk to the Corporation. We have established a dedicated staff to proactively workout these nonperforming assets including obtaining current information about each borrower and project to assess as accurately as possible the current status and eventual resolution of the credit.

We have an individual asset action plan for each nonperforming asset which details how the asset will be managed throughout the workout and resolution phase. In the past year, we hired an experienced asset manager to handle the workout of problem credits and liquidation of foreclosed properties. We have also retained legal counsel in each market to ensure any legal matters are appropriately handled on behalf of the Corporation and in accordance with local law. We are also contracting and using experienced real estate professionals to assist with decisions in the interim handling of other real estate owned until liquidation occurs. Furthermore, we are using real estate brokers in each market and auction companies to assist with the sale of other real estate owned. We will continue to use these resources as aggressively as possible to reduce the level of nonperforming assets.

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

An analysis of activity in the allowance for loan losses at and for the three and nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007 is presented in the following table:

Summary of Loan Loss Experience

	At and for the three months		At and for the nine months		At and for the year ended December 31, 2007
	ended September 30		ended September 30
	2008	2007	2008	2007
Balance at beginning of period	$11,839,493	$7,774,655	$7,968,737	$7,411,803	$7,411,803
Provision for loan losses	6,210,000	50,000	12,945,000	490,000	805,000
Recoveries on loans previously charged off	2,269	6,434	11,851	10,420	13,388
Loans charged off	(7,230,421)	(29,440)	(10,104,247)	(110,574)	(436,855)
Allowance acquired in acquisition of loan portfolio	0	175,401	0	175,401	175,401

Balance at end of period	$10,821,341	$7,977,050	$10,821,341	$7,977,050	$7,968,737

Average Loans	$724,245,466	$631,254,233	$677,281,930	$604,761,400	$612,670,940
Loans, end of period	700,076,342	645,799,786	700,076,342	645,799,786	644,863,577
Net charge-offs as a percentage of average loans (annualized)	3.97%	0.01%	1.99%	0.02%	0.07%
Allowance for loan losses as a percentage of loans	1.55%	1.24%	1.55%	1.24%	1.24%
Allowance for loan losses to nonperforming loans	14.20%	246.59%	14.20%	246.59%	83.13%

At September 30, 2008, we had 25 loans considered impaired totaling $89.7 million compared with 2 loans totaling $3.2 million at the same time last year. Impaired loans had a related specific allowance for loan losses of $3.9 million and $485,237 at September 30, 2008 and 2007, respectively. At September 30, 2008 $3.8 million was unfunded on five impaired loans. The majority of the unfunded amount is in 3 residential land loans and additional funding will be considered on a case-by-case basis to maximize the bank’s position.

Due to the growth of impaired loans and the related specific allowance, charge-offs in 2008 are above our historical levels. The following table outlines impaired loans:

	September 30,		December 31,
	2008	2007	2007
Total Impaired Loans	89,736,342	3,234,910	38,495,576
Allowance for Loan Losses for Impaired Loans	3,996,888	485,237	2,110,388
Impaired Loan %	4.45%	15.00%	5.48%

The impaired loan % at September 30, 2008 decreased to 4.45% from 15.00% at September 30, 2007 and 5.48% at December 31, 2007 due to increased charge-offs in 2008.

Impaired loans include 4 loans totaling $13.6 million at September 30, 2008 that are classified as performing. These loans are considered impaired because we do not expect to collect principal and interest per the terms of the loan agreements.

Typically our impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating estimated net realizable value of collateral as compared to the current investment in the loan. For all other impaired loans, we compare the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

The ratio of net charge-offs to average loans was 1.99% during the first nine months of 2008 and 0.02% for the same period in 2007. The provision for loans losses for the first nine months of 2008 was $12.9 million, compared with $490,000 in the same period in 2007. The provision for loan losses was higher because of net charge-offs and an increase in the level of nonperforming loans. Charge-offs were escalated in the third quarter primarily due to $6.48 million in charge-offs related to seven acquisition and development loans in which foreclosure procedures have begun or have been completed.

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

Funding Sources

Total deposits were $662.7 million and represented 61.2% of total assets at September 30, 2008, compared with $711.5 million and 74.3% of total assets at September 30, 2007. The decrease in deposits in the first nine months of 2008 was mostly due to decreased money market account balances associated with escrow deposits from start-up banks. During the first nine months of 2008, we have replaced escrow accounts with federal funds purchased from our agent program. The pricing was the same as the escrow deposits. During the first nine months of 2008, average deposits decreased 4.3% to $642.9 million from $671.5 million for the same period in 2007. In the first nine months of 2008, the mix of interest-bearing deposits changed as certificates of deposit increased 12.9% and money market deposits decreased 42.5%. Certificates of deposit represented 76.2% of deposits at September 30, 2008 and 62.3% at September 30, 2007. Money market accounts represented 21.9% of deposits at September 30, 2008 and 35.4% at September 30, 2007.

Types of Deposits

	September 30		December 31,
	2008	2007	2007
Noninterest - bearing demand deposits	$8,534,636	$11,608,502	$4,813,386
Interest - bearing checking	3,611,514	4,170,475	4,437,201
Money Market accounts	144,896,469	251,966,213	271,964,295
Savings accounts	373,975	272,991	296,472
Brokered deposits	95,303,000	20,128,000	15,201,000
Time deposits under $100,000	279,841,140	263,656,719	253,732,571
Time deposits of $100,000 or more	130,167,651	159,708,464	158,711,609

Total Deposits	$662,728,385	$711,511,364	$709,156,534

Percentage of Total Deposits
Noninterest - bearing demand deposits	1.3%	1.6%	0.7%
Interest - bearing checking	0.5	0.6	0.6
Money market accounts	21.9	35.4	38.4
Savings accounts	0.1	0.0	0.0
Brokered deposits	14.4	2.8	2.1
Time deposits under $100,000	42.2	37.1	35.8
Time deposits of $100,000 or more	19.6	22.5	22.4

Total Deposits	100.0%	100.0%	100.0%

The table below shows a maturity schedule for time deposits of $100,000 or more at September 30, 2008 and December 31, 2007.

Maturity Distribution of Time Deposits of $100,000 or More

	September 30, 2008	December 31, 2007
Three months or less	$67,632,716	$53,413,568
Over three through six months	38,564,911	43,922,272
Over six through twelve months	22,330,438	58,909,582
Over twelve months	1,639,586	2,466,187

Total outstanding	$130,167,651	$158,711,609

We continue to utilize cost-effective alternative funding sources, including brokered certificates of deposit, agent federal funds, and Federal Home Loan Bank (“FHLB”) advances to support balance sheet growth and manage interest rate risk.

Average short-term borrowings increased $103.0 million to $122.2 million during the first nine months of 2008 from $19.3 million for the same period in 2007. We provide cash management services to community banks. As part of this service, we manage a pool of agent federal funds. As rates declined, this funding source became more attractive because the funds are immediately repriceable and tied to the federal funds target rate. At September 30, 2008 and September 30, 2007, our total federal funds purchased through this program were $160.4 million and $35.0 million respectively.

We are a member of the FHLB and may borrow short-term and long-term funds up to thirty percent of our total assets. Pursuant to collateral agreements with the FHLB, advances are secured by certain pools of loans and U.S. Treasury or Government agency securities. Advances from the FHLB with an initial maturity of more than one year totaled $160.0 million at September 30, 2008 and $120.0 million at September 30, 2007. Fixed interest rates on these advances ranged from 2.07% to 4.80%, payable monthly or quarterly, with principal due at various maturities ranging from 2009 to 2017. The increase in long – term borrowings from September 30, 2007 to September 30, 2008 reflects management’s efforts to extend our maturities for interest rate risk management.

Type of Borrowings

	September 30,		December 31
	2008	2007	2007
Short-Term Borrowings
Federal Funds purchased and securities sold under agreements to repurchase	$160,424,056	$35,256,000	$16,930,082
FHLB Advances	0	0	10,000,000
Holding Company Line of Credit	7,150,000	0	0

Total Short-Term Borrowings	167,574,056	35,256,000	26,930,082

Long-Term Borrowings
FHLB Advances	160,000,000	120,000,000	120,000,000
Holding Company Line of Credit	0	0	1,400,000
Subordinated notes	24,017,500	12,372,000	12,372,000

Total Long-Term Borrowings	184,017,500	132,372,000	133,772,000

Total Borrowings	$351,591,556	$167,628,000	$160,702,082

We have a holding company line of credit totaling $15 million of which $7.2 million was outstanding at September 30, 2008 and none was outstanding at September 30, 2007. Under the terms of the loan agreement, the loan is secured by 100% of the common stock of Nexity Bank. This advance matures on November 18, 2008, and has a floating rate equal to the three month LIBOR, appearing in the Wall Street Journal, plus 150 basis points (1.50%). Interest is payable quarterly and principal is due at maturity.

Subordinated notes increased from $12.4 million at September 30, 2007 to $24.0 million at September 30, 2008, related to the issuance of $10.0 million in trust preferred securities during the second quarter of 2008, and issuance of $1.3 million in subordinated debt during the third quarter of 2008.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. At September 30, 2008, stockholders’ equity was $60.1 million versus $67.2 million at September 30, 2007. The decrease in stockholders’ equity was primarily the result of a net loss in 2008 and a small amount in stock repurchases. In the first nine months of 2008 we repurchased 3,000 shares of common stock under our stock repurchase plan at $5.10 per share for a total of $15,450. We have not paid any cash dividends.

Book value per share at September 30, 2008 and 2007 was $7.74 and $8.31, respectively. Tangible book value per share at September 30, 2008 and 2007 was $7.62 and $8.20, respectively. Tangible book value was below book value as a result of an intangible asset related to the Corporation’s banking charter. Note 19 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007 sets forth various capital ratios for the Corporation and the Bank. Due to the adoption of FIN 46, the Corporation reports debt associated with trust preferred securities on its consolidated balance sheets as subordinated debentures. Under current regulatory guidelines, these securities continue to qualify for Tier 1 capital treatment. At September 30, 2008 trust preferred securities included in Tier 1 capital totaled $20.3 million compared to $12.0 million at September 30, 2007 and December 31, 2007. At September 30, 2008 trust preferred securities included in Tier 2 capital totaled $1.7 million compared to $0 at September 30, 2007 and December 31, 2007. For additional information on these securities, see Note 12 of the consolidated financial statements included in Nexity Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

At September 30, 2008 we also had $1.3 million in subordinated debt that qualified as Tier-2 capital.

During 1990, the Federal Reserve Board adopted a minimum leverage ratio of 3.0% for bank holding companies. This ratio (defined as stockholders’ equity less goodwill and certain other intangibles divided by average assets) was 7.53% and 8.50% at September 30, 2008 and 2007, respectively, for the Corporation. As part of forming the holding company, the Federal Reserve Bank required the Corporation and the Bank to maintain a minimum leverage ratio of 5.0%. The Alabama State Banking Department required the Bank to maintain a minimum leverage ratio of 7.0%.

The Federal Reserve Board adopted risk-based capital guidelines, which assign risk-weightings to assets and off-balance sheet items. The guidelines define and set minimum capital requirements (risk-based capital ratios). All banks are required to maintain core capital (Tier 1) of at least 4.0% of risk-adjusted assets and total capital of 8.0% of risk-adjusted assets. Tier 1 capital consists principally of stockholders’ equity less goodwill and certain other intangibles, while total capital consists of Tier 1 capital, certain debt instruments, and a portion of the allowance for loan losses. Banks, which meet or exceed a Tier 1 ratio of 6.0%, a total capital to risk-adjusted assets ratio of 10.0% and a Tier 1 leverage ratio of 5.0% are considered well-capitalized by regulatory standards. We had a Tier 1 capital ratio of 9.15% and 9.97% at September 30, 2008 and 2007, respectively, and a total risk-based capital ratio of 10.71% and 10.97% at September 30, 2008 and 2007, respectively, well above the regulatory requirements for a well-capitalized institution.

The table below sets forth various capital ratios for Nexity Financial Corporation and Nexity Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2008, trust preferred securities included in Tier 1 capital and Tier 2 capital totaled $20.3 million and $1.7 million, respectively, and subordinated debt included in Tier 2 capital that totaled $1.3 million.

	September 30, 2008	Well Capitalized Requirement
Nexity Financial Corporation
Total risk-based capital	10.71%	N/A
Tier 1 risk-based capital	9.15	N/A
Leverage ratio	7.53	N/A

Nexity Bank
Total risk-based capital	10.61%	10.00%
Tier 1 risk-based capital	9.24	6.00
Leverage ratio	7.59	5.00

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. The Corporation is considering applying to the U.S. Treasury Department for an investment up to $26.6 million in preferred stock. The potential investment is part of the U. S. Treasury’s Capital Purchase Program, designed to restore confidence in our nation’s financial system, increase the flow of credit to consumers and businesses, and provide additional assistance to distressed homeowners facing foreclosure. The preferred stock would pay the government a 5% dividend annually, for each of the first five years of the investment, and 9% thereafter unless the shares are redeemed. The government also will receive 10-year warrants for common stock.

Return on Assets and Stockholders’ Equity

The following table shows return on average assets (annualized net income (loss) divided by average total assets), return on average equity (annualized net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2008 compared to the year ended December 31, 2007.

	Nine months ended September 30, 2008 (1)	Year ended December 31, 2007
Return on average assets	(0.77)%	0.59%
Return on average equity	(11.70)%	8.03%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	6.60%	7.33%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2008 was computed by annualizing the numerator to a twelve-month period.

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

In analyzing net interest income, we calculate net interest income under several different rate scenarios over a twelve-month period. This reports a case in which interest rates remain flat and reports variations that occur when rates ratably increase 100 and 200 basis points and decrease 100 and 200 basis points. These rates assume a shift in all yield curves as well. The table below shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a budgeted balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario at September 30, 2008 levels.

Net Interest Income at Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	15.00%
1.00	7.66
Flat	—
(1.00)	(7.24)
(2.00)	(17.71)

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

Economic Value of Equity Risk Analysis at September 30, 2008

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	(17.75)%
Flat	—
(2.00)	12.80%

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2008 and 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Effective October 14, 2008, we entered into a $100 million interest rate swap hedge transaction with the Federal Home Loan Bank of Atlanta as the counter-party. The transaction is subject to SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. The interest rate swap hedges the risk of overall changes in cash flows on our designated prime-based interest receipts and is consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest receipts on our variable-rate assets. We designated the $100 million in two $50 million pieces. The first receives 4.70% fixed and pays daily the prime-lending rate with a maturity date of April 14, 2010. The second receives 4.99% fixed and pays daily the prime lending rate with a maturity date of October 14, 2010.

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

Nexity Bank has access to borrowings from the FHLB and maintains short-term lines of credit from correspondent banks. FHLB advances outstanding as of September 30, 2008, totaled $160.0 million. At September 30, 2008, we had $168.5 million of unused borrowing capacity from the FHLB. This capacity may be used when we have available collateral to pledge. Until we make collateral available (other than cash) to secure additional FHLB advances, we will fund short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, and the sale of securities available for sale. In addition, we may purchase securities to provide additional FHLB-qualifying collateral. At September 30, 2008 we had unused short-term lines of credit with correspondent banks totaling $59.5 million at September 30, 2008 compared to $5.0 million at December 31, 2007.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2008, we had outstanding standby letters of credit of $4.2 million and unfunded loan commitments outstanding of $224.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from correspondent banks. At September 30, 2008, we had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

The following table presents additional information about our unfunded commitments as of September 30, 2008, which by their terms have contractual maturity dates subsequent to September 30, 2008 (dollars in thousands):

	Less than	1-3	4-5	After 5
	One year	Years	Years	Years	Total
Unfunded commitments:
Letters of credit	$3,959	$0	$250	$0	$4,209
Loan commitments	81,013	48,303	23,352	71,837	224,505

Total	$84,972	$48,303	$23,602	$71,837	$228,714

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

The Company has identified the following additional risk factors that should be considered along with the risk factors included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007:

As a financial services company, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be harmed in the event of an economic slowdown or recession or a market downturn or disruption.

Our business and earnings are sensitive to general business, economic and market conditions in the United States, particularly the Southeastern region. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings are particularly sensitive to economic and market conditions affecting the real estate industry because most of our loan portfolio consists of commercial real estate, construction and residential loans. While generally containing lower risk than unsecured loans, commercial real estate and construction loans generally involve higher credit risk than conventional single-family residential loans. Such loans generally involve larger individual loan balances. In addition, real estate construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because many real estate construction borrowers’ ability to repay their loans is dependent on successful development of their properties, as well as the factors affecting residential real estate borrowers. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property’s value at completion of construction equals or exceeds the cost of property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Construction and commercial real estate loans also involve greater risk because they may not be fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower being able to refinance the loan, timely sell the underlying property or liquidate other assets.

Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for loans, a reduction in the value of the real estate assets securing loans that we hold or an increase in the number of borrowers who become delinquent or default on their loans, any of which could adversely affect our results of operations and financial condition, including the value of our intangible assets. An increase in the number of delinquencies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses, which could adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provisions for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

Current market volatility and industry developments may adversely affect our business and financial results

The volatility in the capital and credit markets along with the housing declines during the last year have resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

Further, if other financial institutions fail to be adequately capitalized or funded, it may negatively impact our business and financial results. We routinely interact with numerous financial institutions in the ordinary course of business and are therefore exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations.

The impact of the Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry

The EESA was signed into law on October 3, 2008. The legislation is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect and therefore the condition of the financial services industry may worsen instead of improving. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely impact our business, our financial condition, our financial results, our access to funding or capital as well as the trading price of our common stock or other instruments.

The soundness of other financial institution could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexity Financial Corporation

Date: November 10, 2008	By:	/s/ Greg L. Lee
Greg L. Lee
Chairman and Chief Executive Officer

	By:	/s/ John J. Moran
John J. Moran
Executive Vice President and Chief Financial Officer